Form 10QSB
period 1996-06-30
MAGELLAN TECHNOLOGY INC
filed 1996-08-14
CIK 855923

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

(    )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

    For the transition period from __________________ to  _______________

          Commission file number:  0-18271


                       MAGELLAN TECHNOLOGY, INC.
         (Exact name of registrant as specified in its charter)

                       Utah                                87-0467614
     (State or other jurisdiction of     (I.R.S. Employer identification No.)
      Incorporation or organization



          990 West Atherton Dr., Suite 205
          Salt Lake City, Utah                                       84123
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (801) 262-1792

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                 Outstanding at
          Class                                    June 30, 1996

Common Stock, $.0002 par value                    7,978,790 shares

                             FORM 10-QSB

               Financial Statements and Schedules
                   Magellan Technology, Inc.

              For the Quarter Ended June 30, 1996

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information

Item 1.                                       Financial Statements

       Condensed consolidated balance sheet            2
          for June 30, 1996 and year-end
          for Dec. 31, 1995

       Condensed consolidated statement of
          operations for the three and six months
          ended June 30, 1996 and 1995                 4

       Condensed statement of cash flows for
          the six months ended June 30,
          1996 and 1995                                5

       Notes to condensed consolidated
          financial statements                         7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                8

                   Part II - Other Information

Item 1.  Legal Proceedings                            10

Item 2.  Changes in Securities                        10

Item 3.  Defaults Upon Senior Securities              10

Item 4.  Submission of Matters to a Vote
          of Securities Holders                       10

Item 5.  Other information                            10

Item 6(a). Exhibits                                   10

Item 6(b). Reports on Form 8-K 10

MAGELLAN TECHNOLOGY, INC.
AND SUBSIDIARIES


Condensed Consolidated Balance Sheet



                                           June 30, 1996     Dec. 31, 1995
ASSETS                                      (Unaudited)       (Audited)

Current Assets:
      Cash                                    $16,909         $149,778
      Accounts Receivable                     383,382          355,263
      Other current assets                     48,735            7,088
                                         -------------    -------------
            Current Assets                    449,026          512,129
                                         -------------    -------------
Property and Equipment:
      Software                                 46,242           31,323

      Leasehold Improvements                   66,923           65,018
      Office Furniture                         50,106           40,066
      Computer Equipment                      443,780          318,172
      Assets Under Capital Lease              296,222          357,960
      Accumulated Depreciation               (431,129)        (347,692)
                                         -------------    -------------
            Net Property and Equipment        472,145          464,847
                                         -------------    -------------
      Deposits                                 79,234           37,586
      Capitalized Software (Net)              132,589           87,346
      Equity Investment                       300,000
                                         -------------    ------------
                                              511,823          124,932

                                           $1,432,993       $1,101,908
                                         =============    =============









MAGELLAN TECHNOLOGY, INC.
AND SUBSIDIARIES


Condensed Consolidated Balance Sheet



                                           June 30, 1996     Dec. 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)       (Audited)
                                          ---------------   ---------------
Current Liabilties:
      Notes Payable                             $348,783          $193,595
      Current Portion of long-term debt          171,063           182,958
      Accounts Payable                           135,305           168,246
      Accrued liabilities                        132,052           160,765
                                           --------------   ---------------
              Total current liabilities          787,203           705,564

Long-term debt                                   193,547           267,883
Deferred Revenue                                     346             1,439
                                           --------------   ---------------

        Total liabilities                       $981,095          $974,886

Stockholders' Equity:
        Common Stock, par value $.0002 per

        share; 25,000,000 shares authorized

        7,978,790 issued and outstanding            1,596            1,419

        Additional paid-in capital              2,896,878        2,587,055

        Retained Deficit                       (2,446,576)      (2,461,452)
                                            --------------   --------------
              Total stockholders equity
                (deficit)                         451,898          127,022
                                            --------------   --------------
                                               $1,432,993       $1,101,908
                                            ==============   ==============

MAGELLAN TECHNOLOGY, INC.
AND SUBSIDIARIES


Condensed Consolidated Statements of Operations
                (Unaudited)


                          Three Months Ended             Six Months Ended
                               June 30,                      June 30,
                       -------------------------    -------------------------
                            1996           1995          1996           1995
                       ----------     ----------    ----------     ----------
Revenue from sales:     $473,311       $367,841      $985,916       $645,530

Cost of Sales:           304,112        236,050       625,549        418,743
                       ----------      ---------     ---------      ---------
Gross Margin:            169,199        131,791       360,367        226,787

Operating Expenses:
Selling, General
 and Administrative      109,585         84,675       212,601        166,512
Depreciation
 & Amortization           45,531         28,652       117,601         55,863
R & D expenses                 0              0             0          1,807
                       ----------     ----------    ----------     ----------
Total operating
 expenses                155,117        113,327       330,202        224,182
                       ----------     ----------    ----------     ----------
Income (Loss)
 from operations:         14,083         18,464        30,165          2,605

Other income and
 expenses:
       Other income        1,153          3,000         9,589          6,416
       Interest Expense   (8,600)       (10,195)      (24,878)       (28,062)
                       ----------     ----------     ---------      ---------
       Net Income(loss)   $6,635        $11,269       $14,876       ($19,041)
                       ==========     ==========     ==========     =========
       Net Income(loss)
        per share         ($0.00)        ($0.00)         (0.00)       ($0.00)
                       ==========     ==========     ==========     =========
Weighted average
 shares outstanding    7,535,933     11,775,878      7,535,933     11,775,878








MAGELLAN TECHNOLOGY, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                     ------------------------
Cash flows from Operating Activities:                      1996          1995
                                                     ----------    ----------
       Net Income (loss)                               $14,876      ($19,041)
       Adjustments to reconcile net loss
        to net cash used in operating activities:

              Depreciation                              83,437        55,863
              Cash Reconcilation                                      11,406
              Forgiveness of Debt                            0       (11,772)
              (Increase) decrease in:
                            Accounts Receivable        (28,119)      (63,989)
                            Other current assets       (41,647)      (59,995)
                            Cash Deposits              (41,648)        7,857
                            Capitalized Software, Net  (45,243)            0
              Increase (decrease) in:
                            Accounts payable           (32,941)      (88,002)
                            Accrued liabilities        (28,713)      (22,141)
                            Deferred revenue            (1,093)         (547)
                                                     ----------    ----------
              Net cash used in operating activities   (121,091)     (190,361)

Cash flows from investing activities:
       Proceeds from sales of equipment                      0             0
       Purchase of Machinery and equipment             (90,734)      (14,391)
       Investment in Subsidiary                       (300,000)            0

              Net cash used in investing activities   (390,734)      (14,391)

Cash flows from financing activities:
       Proceeds from notes payable and long-term debt  348,783        17,072
       Reduction of long-term debt                    (279,827)     (167,803)
       Proceeds from issuance of common stock          310,000       367,928
                                                     ----------    ----------
              Net cash provided by financing
               activities                              378,956       217,197
                                                     ----------    ----------
              Net increase (decrease) in cash         (132,869)       12,445

Cash, beginning of period                              149,778        16,305

Cash, end of period                                    $16,909       $28,750
                                                     ==========    ==========



MAGELLAN TECHNOLOGY, INC.
AND SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows
                  (Unaudited)

                                                         Six Months Ended
                                                              June30,
                                                   --------------------------
                                                         1996           1995
Cash paid during the period for:                   -----------    -----------

       Interest                                     $16,330.00     $10,724.00

       Income Taxes                                      $0.00          $0.00
                                                   ===========    ===========
Nonmonetary Financing and Investing Activities

                   MAGELLAN TECHNOLOGY, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements



(1) The unaudited condensed consolidated financial statements include the accounts of Magellan
     Technology, Inc. and subsidiary and include all adjustments (consisting of normal recurring items)
     which are, in the opinion of management, necessary to present fairly the financial position as of June
     30, 1996 and the results of operations for the six months ended
June 30, 1996 and 1995 and
cash
     flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) (Loss) per share is based on the weighted average number of shares outstanding at June 30,
1996
     and 1995, respectively. Shares outstanding for 1995 and 1996 reflect the 2:1 reverse stock split that occurred on March 8, 1996.

(3) During the six months ending June 30, 1996, the Company entered into additional long-term debt for furniture, fixtures and computer equipment totaling $30,060. These funds were used to set up a new facility in Price, Utah in order to service new clients.

(4) The Company sold 1,442,857 shares of stock and used the proceeds to purchase 323,333 shares shares of Skyhook Technologies. This transaction has taken place with four fundings -- two in the second quarter 1996 (885,744 shares of Magellan stock sold) and two in the third quarter 1996 (557,143 shares of Magellan stock sold).

                 PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations

Three month period ended June 30, 1996 compared to the three month period ended June 30, 1995

 Sales for the quarter ended June 30, 1996, were $473,311 as compared with $367,841 for the same quarter ended June 30, 1995. This represents a 29% increase in revenues from 1995. This increase is attributable to increased revenues from existing clients, including new clients from the first quarter. The Company's revenues are down from projections due to a significant reduction of work at the Jamaican facility. This is due to a temporary decrease in work orders from one of our major clients. However, in spite of this significant decrease, our gross margins have remained constant. This is indicative of the Company's careful cost mangement.

 Operating expenses increased $41,790 in the second quarter of 1996 as compared with the second quarter of 1995. This is due to the growth the company is experiencing. As sales increase, the need for additional personnel, testing, equipment and office space has also increased. These steps have been taken to enhance the Company's ability to service new client revenues and be better positioned for future growth. Although the dollar amount of expenses has increased for the second quarter of 1996 as compared to the same period in 1995, as a percentage of sales they remained stable.

 Selling, General and Administrative costs increased primarily due to the cost associated with establishing and maintaining a national sales effort. However, as a percentage of sales, they remained constant.

 Depreciation expense increased $14,485 or nearly 51% in the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995. This increase is due to significant capital expansion in the Salt Lake, Castle Dale and Price facilities in order to service the greater demands from existing clients.


 Interest expense is down $1,595 in the second quarter 1996, as compared to the second quarter 1995. During 1995 the Company paid off several lease obligations and notes but has incurred additional long-term debt to finance the capital expansions necessary to expand sales and increase revenues. The addition of this debt has kept the interest expense in the quarter ended June 30, 1996, comparable to the quarter ended June 30, 1995.

Six month period ended June 30, 1996 compared to the six month period ended June 30, 1995

 Sales for the six month period ended June 30, 1996 were $985,916 as compared to $645,530 for 1995. This significant 53% increase is primarily due to new client revenues. Aetna Life Insurance Company accounts for over 41% of the increased revenues. The gross profit margin for the first two quarters of 1996 was 37% compared to 35% for the same period in 1995. The Company expects a continued increase in sales through the end of the year.

Gross profit margin increased 1.5% to 36.6% in the six months ending June 30, 1996 compared to the same period in 1995. This is remarkable considering sales increased 53% in the same period. The Company would normally expect a surge in expenses to cover training costs. The average keyer can require up to 90 days to be keying at a proficient rate so the Company expects additional future improvements in gross margins.

 Operating cost for the six month period ending June 30, 1996 increased by $106,020 over the same period for 1995. However, as a percentage of sales, operating costs for 1996 decreased slightly (34%) compared to 1995 (35%). The Company expects this trend to continue due to the increased sales. Depreciation expense increased due to the capital expansion necessary to support the increased client revenues.

 Interest expense is down $3,184 in the six months ended June 30, 1996. Again, this is primarily due to the paydown of existing loans.


Liquidity and Capital Resources

 The Company had a deficit in working capital in the six months ended June 30, 1996.

 The Company issued common stock in order to purchase shares of a subsidiary, Skyhook Technologies.

 The Company presently is dependent on cash generated from operations and debt issuances to pay operating expenses, fund capital expansions, and meet new customer requirements. Management is aggressively pursuing new contracts for all facilities to generate additional revenues. Management feels that increasing the Company's capital resources is essential to continued operations.

 In response to the Company's continuing need to increase its capital resources, the Company has entered into an agreement with United Insurance Company, Inc.
(UICI) of Irving, Texas pursuant to which UICI will contribute $3 million cash to the capital of a newly formed limited liability company to which the Company will transfer the assets of the Company's wholly owned subsidiary, Satellite Image Systems, and of which the Company will hold a 49% membership interest. See "Item 5 -- Other Information."

                   PART II - OTHER INFORMATION



Item 1.  Legal proceedings:  No Material Developments.

Item 2.    Changes in Securities:  None.

Item 3.    Defaults Upon Senior Securities:  None.

Item 4.    Submission of Matters to a Vote of Security Holders:  None

Item 5.    Other information:

      The Company entered into a Purchase Agreement dated as of May 13, 1996, a copy of which is included as Exhibit 10.1 to this Form 10-QSB, to purchase an aggregate of 323,334 shares of the common stock of Skyhook Technologies, Inc. a Utah corporation for cash consideration of $485,000. As of the end of the period covered by this Form 10-QSB, the Company had completed its purchase of 200,000 shares for cash consideration of $300,00.

 Subsequent to the end of the fiscal quarter covered by this Form 10-QSB, on August 1, 1996, the Company entered into an agreement (the "Agreement"), a copy of which is included as Exhibit 10.2 to this Form 10-QSB, with United Insurance Company, Inc. (UICI) of Irving, Texas. Pursuant to the Agreement the Company and UICI have agreed to form a limited liability company to be named Strategic Image System, LLC ("SIS LLC"). The Company will transfer the assets of the Company's wholly owned subsidiary, Satellite Image Systems ("SIS"), to SIS LLC. UICI will contribute $3 million cash to the capital of SIS LLC, and will make available to SIS LLC a $2 million revolving line of credit pursuant to the terms and conditions of the Revolving Credit Note to be entered into between UICI and SIS LLC. The additional capital will be used to increase SIS's market share and support expanding operations.

Item 6.    Exhibits and Reports on Form 8-K:

 (a) Exhibit 10.1 - Purchase Agreement dated as of May 13, 1996 between the Company and Skyhook Technologies, Inc.

      Exhibit 10.2 - Agreement dated as of August 1, 1996 between the Company and United Insurance Compay, Inc.

 (b)  None.

                            SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   MAGELLAN TECHNOLOGY, INC.
                          (Registrant)


/s/ Darwin Millet                                         August 14, 1996
- ----------------------------                             ----------------------
Darwin Millet                                                  Date
President



EXHIBIT 10.1


                    SKYHOOK TECHNOLOGIES, INC.

                        PURCHASE AGREEMENT

                   ---------------------------

                     Dated as of May 13, 1996
                   ---------------------------




TO: MAGELLAN TECHNOLOGY, INC.
    990 W. Atherton Drive, Suite 205
    Salt Lake City, Utah  84123


Gentlemen:

    The undersigned, SkyHook Technologies, Inc., a Utah corporation (the "Company"), and Magellan Technology, Inc., a Utah corporation (the "Investor") hereby agree as follows:

    1.   Purchase and Sale of Securities; Closing.

         (a) Purchase and Sale of Shares. The Company, subject to the terms and conditions herein set forth, hereby agrees to sell to the Investor and the Investor agrees to purchase from the Company the aggregate number of shares of common stock, no par value (the "Shares"), set forth opposite Investor's name on the signature page hereof for the purchase price of $1.50 per share, or the aggregate purchase price specified therefor on the signature page.

         (b) Closing. The initial purchase and delivery of Shares to be purchased by Investor shall take place at a closing (the "Closing") at the offices of Kimball, Parr, Waddoups, Brown & Gee at 2:00 P.M., local time, on May 13, 1996 (herein called the "Closing Date"). On the Closing Date, the Company will deliver 100,000 Shares registered in the name of Investor, against receipt of the purchase price therefor by check payable to the order of the Company or by such other payment method as is mutually agreed to by Investor and the Company. On subsequent closing dates, each a "Sale Date," the Company will deliver the number of Shares registered in the name of Investor against receipt of the purchase price as set forth below:


                                  Number of
               Sale Date           Shares              Purchase Price

               June 09, 1996     100,000                  $150,000

               July 10, 1996      66,667                   100,000

               August 02, 1996    56,667                    85,000



                   2. Conditions of Closing. Investor's obligation to purchase and pay for the
Shares to be purchased
by Investor hereunder is subject to the satisfaction on or before the Closing Date and at each Sale
Date, of the
following conditions:

         (a) Representations and Warranties. The representations and warranties contained in paragraph 4 hereof and those otherwise made in writing by or on behalf of the Company in connection with the transaction contemplated by this Agreement shall be true in all material respects when made and on and as of the Closing Date and at each Sale Date, except to the extent of changes caused by the transactions herein contemplated; and the Company shall have delivered to the Investor an officers' certificate to such effect.

         (b) Articles of Incorporation and Bylaws. Investor shall have received a certificate dated the Closing Date, of the secretary of the Company attaching a true and complete copy of the Articles of Incorporation of the Company with all amendments thereto as filed with the Department of Commerce, Division of Corporations, State of Utah, a true and complete copy of the Company's Bylaws in effect as of such date, certificates of good standing of the appropriate officials of the jurisdiction of the corporation of the Company of each state or other jurisdiction which the Company is qualified to do business and is doing business as a foreign corporation and resolutions of the Board of Directors of the Company authorizing the execution and delivery of this Agreement and the issuance of the Shares.

         (c) Purchase Permitted by Applicable Laws. The purchase of and payment for the Shares to be purchased by Investor hereunder shall not be prohibited by any applicable law or government regulation and the offering and sale of the Shares under this Agreement shall have complied with all applicable requirements of federal and state securities laws.

         (d) Approvals and Consents. The Company shall have duly received all authorizations, consents, approvals, licenses, franchises, permits and certificates by or of all federal, state and local governmental authorities necessary for the issuance of the Shares and all shall be in full force and effect at the time of each closing.

         (e) Material Changes. Since March 31, 1996, there shall not have been any changes in the business of the Company which shall, in the aggregate, have a material adverse effect on the business, financial condition, results of operations or prospects of the Company nor shall there have been any development or discovery or any material contingency or other liability which has such effect.

    3.   Affirmative Covenants.

         (a) Financial Statements. The Company covenants that it will deliver to Investor, as soon as practicable after the end of each quarterly and fiscal period, the financial statements consisting of a statement of income, balance sheet, change in stockholders' equity and change in financial position of the Company as at the end of each period, setting forth in each case in comparative form, figures for the corresponding periods in the preceding fiscal period, all in reasonable detail and reasonably satisfactory to Investor and prepared in accordance with generally acceptable accounting principals ("GAAP") on a basis consistent with past practice, certified by the chief financial or chief accounting officer of the Company as fairly presenting the financial condition of the Company. The Company shall also provide to Investor, promptly upon transmission thereof, copies of all financial statements, information circulars and reports as the Company shall send to its stockholders and copies of all registration statements or prospectuses and all reports which it or any of its officers or directors may file with the Securities and Exchange Commission or any other governmental body or agency and copies of all press releases or other statements made available generally by the Company to the public concerning material developments in the business of the Company.

         (b) Books and Records; Inspection of Property. The Company will keep books of record and accounts in which full, true and correct entries in conformity with GAAP will be made of all dealings and transactions in relation to its business and activities. The Company covenants that it will permit any person representing the Investor and designated in writing by the Investor, at the Investor's expense, to visit and inspect any of the properties of the
Company, to examine the corporate, financial and operating records of the Company and make copies thereof of or extracts therefrom and discuss the affairs, finances and accounts of the Company with the directors, officers and independent accountants of the Company, all at reasonable times and as often as the Investor may reasonably request; provided, however, that all such information deemed confidential by the Company and designated as such to Investor shall be received and maintained in confidence by Investor. Investor agrees to maintain the confidentiality of all information and materials received by it from the Company pursuant to paragraph (a) above and this paragraph (b) to the extent such information and materials are not publicly known and the Company considers them to be confidential.

         (c) Additional Covenants Pending Closing. The Company covenants that pending the Closing it will not, without prior written consent of Investor, take any action which would result in any of the representations or warranties contained in this Agreement not being true at and as of the time immediately after such action or in any of the covenants contained in this Agreement becoming unperformable. Pending the Closing, the Company will promptly advise the Investor of any action or event of which it becomes aware which has the affect of making incorrect any of such representations or warranties or which has the effect of rendering unperformable any of such covenants.

         (d) Corporate Existence; Maintenance of Properties. The Company covenants that it will do or cause to be done all things necessary to preserve and keep in full force and effect the corporate existence and rights of the Company, will cause its licenses, permits, intellectual property rights and such other properties which it may own or acquire to be maintained and keep in good condition, will cause to be made all applications, improvements, repairs or renewals, as in the judgement of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times.


         (e) Right of Purchase. If at any time after the Closing Date the Company proposes to sell equity securities of any kind (the term "equity securities" shall include for these purposes any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities) of the Company (other than pursuant to a registration statement filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "1933 Act")), the Company shall give Investor written notice setting forth in reasonable detail (a) the designation and all of the terms and provisions of the equity securities proposed to be sold, including where applicable, the voting powers, preferences and relative participating, optional or other special rights and the qualification, limitations or restrictions thereof and interest rate and maturity; (b) the price and other terms of the proposed sale of such securities; (c) the amount of such securities proposed to be sold and (d) such other information as the Investor may reasonable request in order to evaluate the proposed sale. The Investor shall have the prior right to purchase the securities proposed to be sold at the price and upon the terms of the proposed sale described in such notice. The Investor shall have thirty (30) days after receipt of such notice and the furnishing of all reasonably requested information within which to notify the Company as to whether and to what extent Investor elects to purchase the securities pursuant to such proposed sale. The failure by the Investor to so notify the Company will constitute an election by the Investor not to purchase any such securities. Notwithstanding anything to the contrary contained herein, the right of purchase hereby granted to Investor shall not apply to options and shares issued pursuant to employee stock option plans provided that such options and shares, when added to all options then outstanding and shares previously issued in respect of employee stock options, do not exceed ten percent (10%) of the Company's common stock outstanding (on a fully diluted basis).


              If the Investor does not exercise its right of purchase with respect to all of such equities securities, then the Company shall have the right, at any time within ninety (90) days after the expiration of the thirty
(30) day period within which the Investor had the right to exercise its right of purchase, to sell such equities securities (or any part thereof not purchased by the Investor) to any other investor(s) at a price not lower than, and on terms in the aggregate not more favorable than, the price and terms set forth in the notice given to the Investor.

              The election by Investor not to exercise its right of purchase shall not affect its right of purchase as to any subsequent proposed sale. Any sale of such securities by the Company without first giving Investor the right of purchase described above shall be void and of no force or effect.
         (f) Confidentiality Agreements. The Company covenants that it will require employees who have access to confidential information and trade secrets of the Company to sign confidentiality agreements as the same shall be approved by the Board of Directors of the Company, such agreements to contain, among other provisions, provisions whereby inventions of such employees relating to the business of the Company will become the property of the Company.

         (g) Further Assurances. The Company covenants that it will cooperate with the Investor and execute such further instruments and documents as Investor shall reasonably request to carry out to the satisfaction of such Investor the transactions contemplated by this Agreement.

         (h) Termination of Affirmative Covenants. The covenants in this Section 3 shall automatically terminate two (2) years after the date of this Agreement or on and after the date of any bona fide public offering of securities of the Company registered under the 1933 Act, whichever shall first occur.

    4. Representations, Covenants and Warranties. The Company represents, covenants and warrants to the Investor that:

         (a) Organization, Qualification and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah. The Company has no subsidiaries. As of the Closing Date, the Company will be duly qualified to do business as a foreign corporation and in good standing in each jurisdiction in which the character of its properties or the nature of its business makes such qualification necessary. The Company has, and as of the Closing date will have, the corporate power to own its properties and to carry on its business as is now being conducted. The Company has all requisite corporate power and authority to enter into this Agreement and each other agreement executed hereby and pursuant hereto and to issue and sell the Shares. The execution, delivery and performance hereof has been duly authorized by all necessary corporate action. This Agreement constitutes, and each other agreement or instrument executed and delivered by the Company pursuant hereto or in connection herewith will constitute valid, legal and binding obligations of the Company enforceable against the Company, in accordance with their respective terms.


         (b) Financial Statements. The Company has furnished the Investor with the following financial statements: (1) a balance sheet as of December 31, 1995 and March 31, 1996 and (2) statements of loss or deficit accumulated during the development stage for the ten month and three month periods ended December 31, 1995 and March 31, 1996. Such financial statements have been compiled by the Company in accordance with GAAP. Through the Closing Date, there have been no material adverse changes in the condition (financial or other), results of operations, business or prospects of the Company since March 31, 1996.

         (c) Capital Stock and Related Matters. As of the Closing Date and after giving effect to the transactions contemplated in this Agreement and the conversion of outstanding indebtedness aggregating $75,000 at $1.50 per share, the Company's authorized Capital Stock will consist of ten million shares of common stock, no par value per share, of which 1,666,667 shares will be issued and outstanding. No shares of common stock will be owned or held by or for the account of the Company. The Company will not have outstanding any stock or other securities convertible into or exchangeable for any shares of capital stock, any rights to subscribe for or to purchase or any options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any other character relating to the issuance of any capital stock, or any stock or securities convertible into or exchange for any capital stock except warrants for the purchase of 75,000 shares of common stock at a price of $.10 per share and except for antidilution rights with respect to certain outstanding shares which rights correspond to those described in Section 6 herein. The Company will not be subject to any obligation, contingent or otherwise, to repurchase or otherwise acquire or retire any shares of capital stock and the Company will not have filed or be required to file any registration statement relating to any class of debt or equity securities.

         (d) Actions Pending. There is no action, suit, investigation or proceeding pending or, to the knowledge of the Company threatened against the Company or any of its properties or rights by or before any Court, arbitrator or administrative or governmental body and no such action, if adversely decided, would have a materially adverse effect on the Company.

         (e) Outstanding Debt. There exists no default which has not been waived or cured, under the provisions of any instrument evidencing indebtedness of the Company or any agreement relating thereto.

         (f) Properties. The Company has good sufficient and legal title to all of its properties and other assets including, without limitation, its intellectual properties. The Company enjoys peaceful and undisturbed possession under all leases necessary in any material respect for the operation of its properties and assets and such leases are valid and subsisting and in full force and effect.

         (g) Taxes. The Company has filed all federal, state and other income tax returns which are required to be filed and has paid all taxes as shown on said returns and all assessments received by it to the extent that such taxes have become due, except as are being contested in good faith. Financial statements of the Company reflect accruals for tax liabilities in accordance with GAAP.

         Neither the execution or delivery of this Agreement or the Shares, the offering, issuance and sale of the Shares or the fulfillment of or compliance with the terms and provisions hereof will conflict with or result in the breach of the terms, conditions or provisions of, or constitute a default under the Articles or Bylaws of the Company or any agreement (including any agreement with shareholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company is subject and no agreement to which the Company is subject providing evidence of indebtedness or borrowed money contains dividend or redemption limitations on any capital stock of the Company.

         (h) Offering of Securities. The Company has not taken and will not take any action which would subject the issuance or sale of any of the Shares pursuant to the provisions of Section 5 of the 1933 Act or violate any of the provisions of any such securities, blue sky law or similar law of any applicable jurisdiction.

         (i) Finder's Fee. No broker's or finder's fee or commission will be payable by the
Company will respect to the issuance and sale of the Shares or the transactions contemplated hereby.

         (j) Patents, Etc. The Company owns or has the right to use all patents, patent applications, trademarks, services marks, trade names, copyrights, designs, licenses, trade secrets and other rights, free from burdens and restrictions, which are necessary for the operation of its business substantially as presently conducted and as contemplated in the Business Plan (as hereinafter defined). Investor acknowledges that the Company has advised Investor that much of the technology utilized by Company is in the public domain. As of the Closing Date and after giving effect to the transaction contemplated hereby (a) to the best knowledge of the Company, no process, method or product presently contemplated to be sold by the Company in connection with its business infringes upon any patent, patent application, trade mark, service mark, trade name, copyright, license, trade secret or other right owned by any other person; (b) there is not pending or threatened any claim or litigation against the Company contesting its right to sell or use any such process, method or product; or (c) to the best knowledge of the Company, there is not pending or proposed any patent, patent application or principle or statute, law, rule, regulation, standard or code which would prevent, inhibit or render obsolete the production or sale of any products of, or substantially reduce the projected revenue of, or otherwise materially adversely affect in any material respect the business, condition or operations of the Company. The words "to the best knowledge of the Company," as used in this paragraph means that the Company has made reasonable inquiry of those persons responsible for development of the Company's technology, has appropriate "shop rights" agreements with such persons, and has not received any notice from any third party, including the U.S. Patent and Trademark Office, of any information which would cause the representations in this paragraph to be incorrect or untrue.

         (j) Insurance Coverage. The properties and business of the Company are or will be insured for the benefit of the Company in amounts deemed adequate by the Company's management against risk usually insured against by Persons operating businesses similar to those of the Company.

         (k) Business Plan. The Business Plan, including financial forecasts, dated April 18, 1996 (the "Business Plan") and the assumptions underlying the same previously delivered to Investor, which forecasts and Business Plan have been material to Investor in its decision to enter into this Agreement and purchase the Shares hereunder, are reasonable in the best judgment of officers of the Company based upon the best information available to the Company at the time such forecasts and Business Plan were made.

    5. Representations of Investor. The Investor represents, and in making the sale to the Investor, it is specifically understood and agreed, that the Investor is acquiring the Shares hereunder for its own account, for the purpose of investment and not with the view to or sale in connection with any distribution thereof; provided, however, that nothing herein contained shall prevent the Investor from selling or transferring any Shares in any transaction that, in the opinion of counsel for Investor which is satisfactory to the Company, is exempt from the registration provisions of the 1933 Act. Investor further acknowledges that (i) it has received the Business Plan of the Company and has had an opportunity to ask questions of and receive answers from principals of the Company with respect to the business of the Company, (ii) the Shares are not being registered in this transaction and that the Company is under no obligation to register the Shares, (iii) the Company has made no representation as to the value of the Shares at the date hereof or at any future date, (iv) Investor is capable of assessing the merits and risks of an investment in the Shares and, in electing to purchase the Shares, is not relying on the advice of any other person or entity.

    6. Anti Dilution. If, at any time within three years after the Closing Date (and other than in connection with a bona fide public offering registered under the 1933 Act or pursuant to employee stock option plans described in paragraph 3(e) hereof), the Company shall issue equity securities (defined as set forth in paragraph 3(e)) at a per share price which is less than the $1.50 per Share paid by Investor hereunder (adjusted for any stock splits, dividends, recapitalizations, etc.), the Company shall simultaneously issue to Investor an additional number of Shares so that the total number of Shares issued to Investor shall be equivalent to the number of Shares which would have been issuable to Investor at the lower price as of the Closing Date.

    7. Intent to Effect Business Combination. Each of the Company and Investor acknowledge their non binding intention to enter into discussions which may lead to a business combination of Company and Investor, whether by merger, purchase of assets, consolidation or otherwise. Each of Company and Investor acknowledge that in any such business combination shall be evidenced and bound only by a definitive agreement containing such terms, conditions, representations, covenants and other provisions as the Company and Investor shall agree upon.

    8. Definitions. For the purpose of this Agreement and in addition to terms defined elsewhere in this Agreement, the following terms will have the following meanings:

         (a) "Officers' Certificate" shall mean a certificate signed in the name
of  the  Company  by  its  president,   one  of  its  vice   presidents  or  its
secretary/treasurer.

         (b) "Person" shall mean and include an individual, a partnership, a joint venture, a corporation, a trust and unincorporated organization and a government or any department or agency thereof.

    9.   Miscellaneous.

         (a) Restrictive Legend. The Shares and any certificate evidencing the Shares shall bear a restrictive legend substantially as follows:

         "THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND HAVE BEEN ACQUIRED BY THE ISSUEE FOR INVESTMENT PURPOSES. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO ACTION" OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

         (b) Survival of Representations and Warranties. All representations and warranties contained herein, made in writing by or on behalf of the Company or Investor in connection herewith, shall survive the execution and delivery of this Agreement regardless of any investigation made by the Investor or on its behalf. However, all representations and warranties shall terminate and have no further force or effect one year after the date of this Agreement, unless the party claiming a breach notifies the other party of such breach within such one year period and commences an action based upon such breach within six months after giving such notice.

         (c) Successors and Assigns. All covenants and agreements in this Agreement contained by or on behalf of the parties hereto shall bind and inure to the benefit to the respective successors and assigns of the parties hereto whether so expressed or not.

         (d) Notices. All communications provided for hereunder shall be sent by registered or certified mail and if to Investor addressed to Investor at its address on the first page hereof with a copy to Richard G. Brown at Kimball, Parr, Waddoups, Brown & Gee and if to the Company, addressed to it at:


    SKYHOOK, INC.
    509 South 590 East
    Orem, Utah  84058

or such other address with respect to any party as such parties shall notify the other in writing.


         (e) Descriptive Headings. The descriptive headings of the several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         (f) Satisfaction Requirement. If any agreement, certificate or other writing or any action taken, or to be taken, is by the terms of this Agreement required to be satisfactory to Investor, the determination of such satisfaction shall be made by Investor in its sole and exclusive judgment exercised in good faith.

         (g)  Governing Law.

              (i) Consent to jurisdiction. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the State of Utah.


              (ii) Remedies. In case any one or more of the covenants and/or agreements set forth in this Agreement shall be been breached by the Company or by Investor, the Company or Investor, as applicable, may proceed to protect and enforce its rights, either by suit in equity and/or by action at law, including but not limited to, an action for damages as a result of any such breach and/or an action for specific performance of any such covenant or agreement contained in this Agreement. Company or Investor, acting pursuant to this paragraph, shall be indemnified against all liabilities, loss or damage, together with all reasonable costs and expenses related thereto (including reasonable legal and accounting fees and expenses).

              (iii) Entire agreement. This Agreement contains the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior and contemporaneous arrangements or understandings with respect thereto.

              (iv) Amendment. This Agreement may be amended and the observance of any term of this Agreement may be waived, with the written consent of the Company and the Investor.
    If you are in agreement with the foregoing, please sign the form of acceptance in the space provided below whereupon this letter shall become a binding agreement between the parties hereto.

                                 Very truly yours,

                                 SKYHOOK TECHNOLOGIES, INC.



                                 By
                                 Its


ACCEPTED AND AGREED this _____ day of May, 1996.


MAGELLAN TECHNOLOGY, INC.                   Common Stock:  323,333 Shares
                           Purchase Price: $1.50/Share
                                 Total: $485,000

By
Its


EXHIBIT 10.2



                               AGREEMENT
                                between
                      MAGELLAN TECHNOLOGIES, INC.
                                  and
                                  UICI
                               regarding
                     SATELLITE IMAGE SYSTEMS, INC.

1.0 This Agreement effective August 1, 1996, is intended to outline the terms and conditions underwhich Magellan Technologies, Inc. (Magellan) will transfer the business activities of SatelliteImage Systems (SIS) to Strategic Image Systems, LLC (SIS, LLC), the basis on which UICI will provide capital and financing and how membership in the LLC will be allocated.

2.0.1    As of the effective date, UICI and
Magellan will establish a new limited liability company (LLC) in the State of Texas, Strategic Image
Systems, LLC (SIS, LLC). SIS, LLC will assume responsibility for all operating expenses and existing
liabilities, regardless of date incurred after the effective date.

2.0.2                Magellan represents that SIS's balance
sheet and income statements are true and correct and has
                           attached to this agreement financials for
the l2 month period ending 12/31/95 and the 5 month
                                    period ending 5131/96. In addition
Magellan has provided the most recent audited financials for SIS.

2.1 SIS, LLC will receive all revenues due or which may become due to SIS from all sources on or after August 1, 1996. Any revenues received by SIS after the effective date will be considered revenues of SIS, LLC and will be made payable by SIS to SIS, LLC.

2.2 Personnel requirements after the effective date, necessary to conduct the business of SIS, LLC, will become the responsibility of SIS, LLC.

2.3 UICI will contribute cash to the capital of SIS, LLC in the amount of $3,00O,000 (three million dollars). UICI will receive a 51% membership interest in SIS, LLC.

2.4 Magellan will contribute the assets of SIS to SIS, LLC and receive a 49% membership interest in
     SIS, LLC.

2.5 UICI will make available additional funds in the form of loans to SIS, LLC totaling $2 million as required subject to the terms and
conditions of a separately executed Revolving Credit Note.

2.6  Any subsequent working capital
requirements, beyond the capital contribution of $3,000,000 and the
     $2,000,000 Revolving Credit Note made by UICI, will be shared proportionately by the members. If a member elects not to participate in the new working capital financing, their proportionate share of ownership may be diluted by capital contributions of the other members at the prevailing Fair
Market
     Value of ownership.

2.7 UICI has agreed that SIS,LLC may use a portion of the capital provided to repay any outstanding loans due to Principals of Magellan. When the obligations are repaid, individuals receive the funds will acknowledge in writing that they have been "Paid In Full" and that they have no future claim of any type, character, etc. against SIS, LLC.

3.0 A "Managing Board" will be established consisting of a representative of UICI, a representative of
     Magellan and a representative of management. The representatives on the Managing Board will be entitled to vote on matters based upon their pro-rata ownership position in SIS, LLC.

4.0  Magellan grants SIS, LLC the perpetual
exclusive rights to the name Satellite Image Systems
(SIS)
     along with any other corporate identity that may have been used by SIS without restriction or reservation of any future rights.

5.0 Key managers will have an opportunity to participate in the ownership of SIS, LLC:

     a. Management will receive a 5% share of ongoing profits each year. This 5% share will be recorded in the Equity Account of Magellan (SIS, Inc.), and any cash dividends declared will be paid through
Magellan (SIS, Inc.) to the management.

     b. Management will receive 5% ownership of SIS, LLC to be awarded in equal amounts over the next 2 years on each August 1 st. At the time of the award management will be 100% vested in the ownership interest, and management will be given a bonus adequate to cover the year end tax liability as a result of the award.

     c. As management is awarded direct ownership, their share of the ongoing profits referred to in (a) will be adjusted proportionately.

     d. Darwin Millet will determine the participation percentage among key management.

5.1 The membership interest percentages after the dilution for the key management will be as follows:
     * UICI 51%
     * Management 5%
     * Magellan 44%

6.0 As of the effective date, SIS, LLC will become an operating unit of UICI.
7.0 Magellan SIS agree to assign all rights to all contracts in force with all parties relative to the business practices of SIS to SIS, LLC effective August 1, 1996 Buy/Sell

8.0 The Members have agreed to a Buy/Sell arrangement in the form of a "Texas Draw" with the following provisions:

8.1 At any time after August 1, 1999, either UICI or Magellan may offer to purchase all, but not less than all, of the others
interest in SIS, LLC, by sending the offeree party written notice of such offer to purchase stating a cash
purchase price and all other essential terms of the offer. The offer shall provide that closing shall take place not more than ninety (90), and not less than sixty (60) days after the date of the notice.
8.2 Within ten (10) days after receipt of such notice, the offeree shall elect to do one of the following:

     (i) To sell its entire
interest in SIS, LLC to the offeror according to the terms of the offer;

     (ii) To purchase the offeror's entire interest in SIS? LLC upon terms identical to those contained in the offer.

8.3  The offeree shall make
its election by sending written notice thereof to the offeror. The offeree's election shall become
binding upon both the offeror and the offeree as of the date and time of such notice. If the offeree
shall fail to make an election within the ten ( 10) day period provided, the offeree shall be deemed
to have elected to sell its entire interest in the SIS, LLC to the offeror according to the terms of the offer.

8.4  If the purchasing party
shall fail to close according to the terms elected by the offeree, then the said purchasing party
shall be in default hereunder, and the selling party, in addition to its other rights and remedies, may (i) continue
its participation in SIS, LLC as if such offer had never been made, or (ii)
     purchase the entire
interest in SIS, LLC from the defaulting party at a purchase price equal to eighty percent (80%) of the cash
purchase price stated in the original offer, upon terms otherwise identical to those elected by the offeree.

8.5  This provision shall be null
and void if and when SIS, LLC is restructured as a corporation and files a registration statement with the
Securities and Exchange Commission offering stock of SIS, LLC to the general public.

9.0  Darwin Millet is designated as "Manager" of the SIS, LLC.
9.1 The Manager has the formal title of President and Chief Executive Officer of SIS, LLC, and as such will be responsible for:
strategic direction and planning; acquisitions, mergers and expansions;
day to
     day operations; directing
employee efforts relative to client assignments; and acceptance or rejection of client projects as
appropriate for the growth of and effective operation of the business.

9.2  Manager represents that the
LLC is his full-time occupation and that 100% of his business related efforts will be dedicated to
advancing the objectives of the LLC or any related entity or subsidiary.

10.0 UICI and aff~liated companies may have occasion to sell contracts for the LLC organizations in need of LLC services. If UICI or
any aff~liated company sells contracts on behalf of the LLC, UICI or the aff~liate will be paid a reasonable
and customary commission as negotiated with Manager.

10.1 UICI may require the LLC to pay a
monthly fee for certain centrally managed business functions or to cover other costs agreed upon by
Manager and UICI. Any fee will be specific and identifiable.
     UICI will provide other corporate
professional services at no charge to the LLC. UICI may not make any corporate allocations
or charge backs to the LLC as a result of operations, expenses or losses from other business units.

11.0 UICI has provided Manager with a copy of the United Companies Philosophy of Management which clearly sets forth that the Manager
is responsible for the operation of the business of the LLC subject to overall policy
direction of the Managing Board. Generally, the Managing Board will:

     1) receive a Financial Statement within five (5) business days after each month end; 2) be informed of purchase or lease or fixed assets of $50,000 or more and/or leased space at limits mutually agreed upon; 3) approve incentive plans that are based on net earnings and/or incentive plans where they are based on a percentage of net earnings and are intended to be paid or implied to be paid for a period of more than one year; 4) approve the hiring of executive level people where compensation is over $70,000 per year; 5) approve the issuance of or promises to issue ownership equity in LLC; 6) make available the UICI employee benefit programs for the employees of the entity and bill the entity for the cost of these benefits; 7) receive a monthly narrative report on non-financial business development issues on the first of each month.
The agreement sets forth the essential elements of our understanding to establish and operate the LLC.

 by:

 -----------------------------                  -------------------------
 William Fresh                                   W. Brian Harrigan
 Chairman                              President and Chief Executive Officer
 Magellan Technologies, Inc.                                  UICI

 Date: 7/29/96                                                 Date: 7/29/96
 Witness /s/                                                   Witness /s/

 by:

 -----------------------------
 Darwin Millet
 President and Chief Executive Officer
 Satellite Image Systems, Inc.

 Date:_________________

 Witness /s/

                          REVOLVING CREDIT NOTE

FOR VALUE RECEIVED, Satellite Image Systems, LLC (SIS, LLC), a limited liability company, promises to pay to the order of UICI, at 5215 N. O'Connor Blvd., Suite 300, Irving, Texas 75309, ( or such other place as the Payee may designate) in United Sates Dollars, the lesser of Two Million Dollars ($2,000,000) or the principal balance of the revolving line of credit extended hereby together with interest on the unpaid balance from August l, 1996 on the terms and conditions hereinafter set forth.

 1.  Definitions.
As used on this Note, the following terms shall have the respective meanings indicated.

     (a) "Maker" means SIS, LLC
     (b) "Payee" means UICI
     (c) "Stated Rate" means an interest rate of one percent (1%) per month. The Stated Rate shall be charged on the outstanding balance hereunder.
     (d) "Fixed Maturity Date" means August 1, 2001. (e) "Business Day" means day the Payee is open for business. (f) "Loan Documents" means any and all documents and instruments now or hereafter evidencing, securing or guaranteeing all or any part of the indebtedness evidencing this Note of Maker to Payee dated August 1, 1996.

 2.  Line of Credit.

     (a) Payee hereby establishes a revolving line of credit in favor of Maker subject to the terms and conditions hereof.

     (b) Provided no default exists under this or any other Loan Document and provided the condition for continuing the business of the Maker as provided in the formation and operation of a new company, Maker may avail itself of the revolving line of credit until the Fixed Maturity Date, subject to the maximum amount available, as follows:

     (i) Not less than three (3) days prior to the date the request is to be funded,Maker must provide a draw request and certification duly executed by an officer of Maker.

     (ii) If the draw request if for more than $ 100,000, then the draw request must be provided not less than ten (10) days prior to the date the request is to be funded.

     (iii) It is the intent of the parties that the outstanding principal at any given time shall be less than, or equal to, the projected outstanding principal balance outlined in the business plan presented by the Maker to the Payee for the purpose of soliciting this Revolving Line of Credit. The preceding sentence shall not be construed to limit the amount of draws or the outstanding principal balance to the amounts projected in the Maker's business plan.

 3.  Computation of Interest.
All interest on this Note shall be computed as the product of the Stated Rate and balance outstanding as of the first day of each month.

 4.  Mandatory Payments.

     (a) Commencing on the first day of the month following the month in which the first draw request is paid, and on the first day of each month thereafter until this Note is paid in full, Maker shall pay any and all interest, calculated using the Stated Rate, due on the principal amount(s) drawn prior to said date from the revolving line of credit.

     (b) All amounts outstanding shall be due and paid in full on the Fixed Maturity Date. On or before the Fixed Maturity Date, Maker may negotiate an extended repayment schedule acceptable to the Payee. Any mutually extended payment terms shall be evidenced in writing, executed bye the Maker and Payee, and shall be considered an addendum to this Revolving Credit Note and other Loan Documents shall not terminate on the Fixed Maturity Date but shall continue for the duration of the extended payment period.

     (c) All payments heron
made pursuant to the numbered paragraph shall be applied first to accrued interest, the balance to principal.

     (d) If any payment provided for by this Note shall become due on a day other than a Business Day, such payment may be made on the next succeeding Business Day and such extension of time shall in such case be included in the computation of interest on this Note.

 5.  Past Due Payments.
All payments for principal and interest on this Note which are past due shall bear interest at the Stated Rate plus six percent (6%) per annum.

 6. Default. The occurrence of any one or more of the following events shall constitute default under this Note, whereupon the owner or holder hereof may, at its, his or her option, exercise any or all rights, powers and remedies afforded under any of the Loan Documents, all other instruments evidencing, insuring or guaranteeing this Note and by law, including the right to declare the unpaid balance of principal and accrued interest on this Note at once mature and payable.

     (a) The following events shall constitute an immediate default:
     (i) failure to make payments of interest due hereunder within five (5) days of the date due, or
     (ii) failure to make all other payments or performance required hereunder, as the same becomes due and payable and/or performable, whether by acceleration or otherwise.
     (iii) should the Maker, (act) voluntarily  suspend transaction of business;
(bb) become insolvent or unable to pay its debts as they mature; (cc) file a voluntary petition of bankruptcy or a voluntary petition seeking reorganization or to effect a plan or other arrangement with creditors; (dd) make an assignment for the benefit of creditors; (ee) apply for consent to the appointment of any receiver or trustee for any such party or of all or any substantial portion for the property of any such party; or (95) make an assignment to an agent authorizing to liquidate any substantial part of their assets; or

     (iv) in respect to the Maker; (act) an involuntary petition shall be filed with any court or authority seeking reorganization of a creditor's arrangement of any such part of the adjudication of any such party bankrupt or insolvent;
(bb) an order of any court or other authority shall be entered appointing any receiver or trustee for any such part; or (cc) a writ or warrant of attachment of any similar petition shall be issued by any court or other authority against all or any substantial portion of the property of any such party and such petition seeking reorganization, creditor's arrangement or adjudication or such order appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment or similar process is not vacated released or bonded within thirty (30) days after its entry or levy; or the dissolution, liquidation or termination of the Maker.

 (b) The following events, other than those listed in 6(a) above, shall constitute a default on the 45th day after such event, unless prior to the 45th day Maker cures such default or Payee in writing extends the cure period or waives such default.

 (i) failure to perform,
observe or comply with or default under any of theterms, convenants, conditions or provisions
contained in this Note, any of the other Loan Documents, or any other agreement with
     Payee; or
 (ii) any representation or warranty made in this Note, in any of the otherLoan Documents, in the Draw
                                Request, or in any other written report,
document or instrument now or hereafter delivered or given
                                  to the payee pursuant to this Note, or
any of the other Loan Documents or misleading in any material respect as of the date made or deemed
made; or
 (iii) any one or more final judgments for the payment of money in excess of an aggregate $100,000 shall be rendered against the Maker and the
same shall remain unswayed or undischarged for a period of
                                              ninety (90) days; or
 (iv) the Maker shall be prevented or relieved by any governmental authority from performing or observing any material term, covenant
or condition of this Note or any of the other Loan Documents;
                                                                      or
 (v) any material adverse
change shall occur in the financial condition of the Maker; or
 (vi)                             the Maker fails to provide Payee with
a copy of the annual financial statements within thirty (30)
                                     days after the end of the year; or
 (vii)                            the Maker fails to provide Payee with
a copy of the federal income tax return within fifteen (15) days after it is filed with the Internal Revenue
Service; or
 (viii)                          the Maker fails to provide Payee with
a copy of their internal financial statements within thirty (30)
                            days after a quarterly anniversary date.

 7. No Waiver bv the Payee. No delay or omission of the Payee or any other holder hereof to exercise any power, right or remedy accruing to the Payee or any other holder hereof shall impair any such power, right or remedy or shall be construed to be a waiver of the right to exercise any such power, right or remedy.

 8. Costs and Attorney's Fees. In addition to all principal and accrued interest on this Note, the Maker agrees to pay (a) all reasonable costs and expense incurred by all owners and holders of this Note in any probate, reorganization, bankruptcy or any other proceedings for the establishment or collection of any amount hereunder, or in collecting this Note through any such proceedings, and
(b) reasonable attorney's fees when and if this Note is placed in the hands of an attorney for collection after default.

 9. Waiver by Maker and Others. The Maker and any and all co-makers, endorsers, grantors and sureties severally waive notice (including, but not limited to, notice of intent to accelerate and notice of acceleration), demand presentation for payment, protest and the filing of suit for the purpose of fixing liability and consent that the time of payment hereof may be extended or re-extended from time to time without notice to them, and each agrees that his, her, or its liability on or with respect to this Note shall not be affected by any release of or change in any security at any time existing or by any failure to perfect or to maintain perfection of any lien on or security interest in any such security.

 10. Paragraph Headings.
Paragraph headings in this Note are for convenience reference only and shall not be used to interpret or limit the meaning of any provision of this Note.

 11. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of Texas and the United States of America from time to time in effect. The Maker hereby irrevocably agrees that any legal proceeding against Payee arising out of or in connection with the Note or any other Loan Documents shall be brought in the district court of Dallas County, Texas or the Unites States District of Texas.

 12. Successor and Assigns.
This Note and all the covenants and agreements contained herein shall be binding upon, and shall inure to the benefit of, the respective legal representatives, heirs, successors and assigns of the Maker and the Payee.
 13. Records of Payments.
The record of interest rates and payments of the Payee shall be prima facie evidence of the amounts owing on this Note.

 14. Brokers.
Payee acknowledges that Maker and Paved were not introduced by a broker under contract to Maker. Payee further acknowledges that no Broker's fee will be paid out of the Loan funds.

 15. Severabilitv. If any provisions of this Note shall be determined by any court of competent jurisdiction to be illegal or unenforceable, then that provision shall be of no force and effect and shall be deemed excised herefrom, and the remainder of the provisions of this Note shall be enforced.

Satellite Image Systems, LLC                                  UICI


/s/                                                           /s/
Darwin Millet                                         W. Brian Harrigan
President and Chief Executive Officer   President and Chief Executive Officer

August 1. 1996                                                August 1, 1996
Date                                                          Date