Form 10QSB
period 1996-09-30
MAGELLAN TECHNOLOGY INC
filed 1996-11-14
CIK 855923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB


( X )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

(   )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to____________

          Commission file number:  0-18271


                            MAGELLAN TECHNOLOGY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                    87-0467614
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     Incorporation or organization                 identification No.)


          990 West Atherton Dr., Suite 205
          Salt Lake City, Utah                            84123
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (801) 262-1792

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes __X__   No____



Indicate the number of shares outstanding of each of the issuer's classes of common stocks of the latest practicable date:
                                                    Outstanding at
            Class                                 September 30, 1996
           -------                               --------------------
Common Stock, $.0002 par value                     8,521,648 shares

                              FORM 10-QSB

                   Financial Statements and Schedules
                       Magellan Technology, Inc.

                For the Quarter Ended September 30, 1996

      The  following  financial statements and schedules  of  the
registrant  and  its  consolidated  subsidiaries  are   submitted
herewith:


                     Part I - Financial Information

Item  1.   Financial Statements

           Condensed consolidated balance sheet
              for September 30, 1996 and year-end
              for Dec. 31, 1995                                          2

           Condensed consolidated statement of
              operations for the three and nine months
              ended September 30, 1996 and 1995                          4

           Condensed statement of cash flows for
              the six months ended September 30,
              1996 and 1995                                              5

           Notes to condensed consolidated
              financial statements                                       7

Item  2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                              8

                       Part II - Other Information

Item 1.    Legal Proceedings                                             9

Item 2.    Changes in Securities                                         9

Item 3.    Defaults Upon Senior Securities                               9

Item 4.    Submission of Matters to a Vote
              of Securities Holders                                      9

Item 5.    Other information                                             9

                         MAGELLAN TECHNOLOGY, INC.
                             AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheet


                                                    Sep 30, 1996 Dec. 31, 1995
ASSETS                                              (Unaudited)     (Audited)
                                                    ------------ ------------
Current Assets:
     Cash                                                 $9,036     $149,778
     Accounts Receivable                                       0      355,263
     Other current assets                                      0        7,088
                                                      ----------   ----------
             Current Assets                                9,036      512,129
                                                      ----------   ----------
Property and Equipment:
     Software                                                  0       31,323
     Leasehold Improvements                                    0       65,018
     Office Furniture                                          0       40,066
     Computer Equipment                                        0      318,172
     Assets Under Capital Lease                                0      357,960
     Accumulated Depreciation                                  0     (347,692)
                                                      ----------   ----------
             Net Property and Equipment                        0      464,847
                                                      ----------   ----------
     Deposits                                                  0       37,586
     Capitalized Software (Net)                                0       87,346
     Investment in SIS LLC                             1,544,648
     Investment in Skyhook Technology, Inc.               38,862
                                                      ----------   ----------
                                                       1,583,510      124,932
                                                      ----------   ----------
                                                      $1,592,546   $1,101,908
                                                      ==========   ==========

                          MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheet


                                                    Sep 30, 1996 Dec. 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)    (Audited)
                                                    ------------ -------------
Current Liabilties:
     Notes Payable                                            $0     $193,595
     Current Portion of long-term debt                         0      182,958
     Accounts Payable                                      6,290      168,246
     Accrued liabilities                                       0      160,765
                                                      ----------   ----------
             Total current liabilities                     6,290      705,564

Long-term debt                                           150,000      267,883
Deferred Revenue                                               0        1,439
                                                      ----------   ----------
             Total liabilities                          $156,290     $974,886
                                                      ----------   ----------
Stockholders' Equity:
     Common Stock, par value $.0002 per
     share; 25,000,000 shares authorized
     8,521,648 issued and outstanding                      1,704        1,419
     Additional paid-in capital                        4,484,336    2,587,055
     Retained Deficit                                 (3,049,784)  (2,461,452)
                                                      ----------   ----------
             Total stockholders equity (deficit)       1,436,256      127,022
                                                      ----------   ----------
                                                      $1,592,546   $1,101,908

                          MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                   -------------------  ---------------------
                                       1996       1995        1996       1995
                                   --------   --------  ----------  ----------
Revenue from sales:                $164,130   $447,308  $1,150,046  $1,092,833
Earnings from Investment in SIS       5,054                  5,054

Cost of Sales:                      117,210    298,915     742,759     714,371
                                   --------   --------  ----------  ----------
Gross Margin:                        51,974    148,393     412,341     378,462

Operating Expenses:
Selling, General and
  Administrative                     31,318    100,930     243,919     271,015
Depreciation & Amortization          20,428     33,529     138,029      89,562
R & D expenses                            0        351           0       2,120
                                   --------   --------  ----------  ----------
Total operating expenses             51,746    134,810     381,948     362,697
                                   --------   --------  ----------  ----------
Income (Loss) from operations:          228     13,583      30,393      15,765

Other income and expenses:
     Purchased in-process
       research & development      (596,138)              (596,138)
     Other income                     1,883        638      11,472       7,185
     Interest Expense                (9,182)   (10,336)    (34,060)    (38,069)
                                   --------   --------  ----------  ----------
     Net Income(loss)             ($603,209)    $3,885   ($588,333)   ($15,119)
                                   ========   ========  ==========  ==========
     Net Income(loss) per share      ($0.08)    ($0.00)     ($0.08)     ($0.00)
                                   ========   ========  ==========  ==========
Weighted average shares
  outstanding                     8,250,219 13,616,596   7,636,000  13,616,596
                                  ========= ==========   =========  ==========

                           MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          1996         1995
Cash flows from Operating Activities:                  ---------    ---------
     Net Income (loss)                                 ($588,333)    ($15,119)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
              Depreciation                                     0       89,562
              Cash Reconcilation                                            0
              Forgiveness of Debt                              0            0
              (Increase) decrease in:
                            Accounts Receivable           355,263    (118,769)
                            Other current assets            7,088    (131,134)
                            Cash Deposits                  37,586       7,857
                            Capitalized Software, Net      87,346           0
              Increase (decrease) in:
                            Accounts payable             (161,956)   (129,197)
                            Accrued liabilities          (160,765)    (22,937)
                            Deferred revenue                    0      (1,640)
                                                        ---------    ---------
              Net cash used in operating activities      (423,771)   (321,377)
                                                        ---------    ---------
Cash flows from investing activities:
     Proceeds from transfer of equipment to SIS, LLC      464,847           0
     Purchase of Machinery and equipment                        0     (22,199)
     Investment in Subsidiary                          (1,583,510)          0
                                                        ---------    ---------
              Net cash used in investing activities    (1,118,663)    (22,199)
                                                        ---------    ---------
Cash flows from financing activities:
     Proceeds from notes payable and long-term debt       150,000      38,072
     Reduction of long-term debt                         (645,875)    (94,242)
     Reduction of capital lease obligations                          (108,157)
     Proceeds from issuance of common stock             1,897,566     534,928
                                                        ---------    ---------
              Net cash provided by financing
                activities                              1,401,691     370,601
                                                        ---------    ---------
              Net increase (decrease) in cash            (140,743)     27,025

Cash, beginning of period                                 149,778      16,305
                                                        ---------    ---------
Cash, end of period                                        $9,035     $43,330
                                                        =========    =========

                           MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                           Nine Months Ended
                                                               September 30,
                                                          -------------------
                                                             1996        1995
Cash paid during the period for:                          -------     -------
     Interest                                              $9,155     $14,842
                                                          =======     =======
     Income Taxes                                              $0          $0
                                                          =======     =======

                         MAGELLAN TECHNOLOGY, INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements



(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1996 and 1995, respectively. Shares outstanding for 1995 and 1996 reflect the 2:1 reverse stock split that occurred on March 8, 1996.

(3) During the third quarter, Magellan formed a Limited Liability Company with UICI. Magellan received a 49% interest in the LLC in exchange for all the assets and liabilities of Magellan's wholly owned subsidiary SIS. UICI donated $3 million in equity and a $2 million revolving line of credit.

(4) The Company sold 1,442,857 shares of stock and used the proceeds to purchase 323,333 shares of Skyhook Technologies. This transaction has taken place with four fundings -- two in the second quarter 1996 (885,744 shares of Magellan stock sold) and two in the third quarter 1996 (557,143 shares of Magellan stock sold). The Company also acquired an additional 100,000 shares of Skyhook in September bringing Magellan's total ownership to 32%. Hence, Magellan is deemed to have substantial influence in Skyhook and must record the transaction according to the Equity Method of Accounting. This change in method requires the difference between the market value and the book value of stock purchased to be classified as work-in-process. This purchase of work-in-process caused Magellan to record a loss of $596,138.

                        Part I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995.

During the three month period ending September 30, 1996, Magellan formed a Limited Liability Company, called SIS LLC, with UICI. Magellan donated all the assets and liabilities of SIS, Inc. and received a 49% ownership in the LLC. UICI donated $3 million in equity and a $2 million revolving line of credit for the purpose of significantly expanding SIS' strategic plans. Magellan is focusing on retiring all outstanding debt, and did retire approximately $150,000 in debt in the third quarter.

Also, in the third quarter, Magellan borrowed $150,000 from SIS, LLC to purchase additional shares of Skyhook Technology, Inc. This brings Magellan's total ownership to 32% of outstanding Skyhook shares.

Due to the formation of SIS, LLC, the Company's books only reflect SIS operations for one month, during which time Magellan stilled owned 100% of SIS. In the future, Magellan books will only reflect their 49% share of profit and losses in SIS. Accordingly, no comparison between current and prior year's operating results is meaningful. However, in the third quarter of 1996, SIS as a whole entity had sales of $523,522 compared to $447,308 in 1995, a 17% increase, and net income of $10,443 in 1996 compared to $3,885 in 1995, a 167% increase.

Nine-month period ended September 30, 1996 compared to the nine-month period ended September 30, 1995.

During the nine month period ended September 30, 1996, in addition to the activity related above, Magellan raised $500,000 by selling stock. These funds were used primarily in Magellan's acquisition of Skyhook Technology stock.

Liquidity and Capital Resources

With the formation of SIS, LLC, Magellan's equity increased from $142,000 to $1.5 million. This increased equity and access to the revolving line of credit will allow SIS, LLC to vigorously pursue its market niche.

                        PART II - OTHER INFORMATION



Item 1    Legal proceedings:

     Satellite Image Systems, Inc. settled its lawsuit with CFL, Ltd. on July 30, 1996, with Prejudice. The Company had already recorded the amount of the settlement in a previous quarter, so there is no material impact on the financial statements.


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


                           MAGELLAN TECHNOLOGY, INC.
                           -------------------------
                                 (Registrant)


/s/ Darwin D. Millet                           11/13/96
------------------------------           ----------------------
Darwin Millet                                    Date
President