Form 10KSB
period 1996-12-31
MAGELLAN TECHNOLOGY INC
filed 1997-04-15
CIK 855923

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[x] Annual Report under Section 13 of 15 (d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from ____________ to ___________

Commission File No. 0-18271

                         MAGELLAN TECHNOLOGY, INC.
              (Name of small business issuer in its charter)

           Utah                                                87-0493698
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

1216 South 1580 West, Suite B
       Orem, Utah                                                84058
(Address of principal executive office)                        (Zip Code)

    Issuer's telephone number, including area code:  (801) 765-0040

           Securities registered under Section 12(b) of the Act:
                                   None

           Securities registered under Section 12(g) of the Act:
                               Common Stock
                        Par Value $.0002 per Share
                             (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      Yes _X_    No___

    Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment tot his form 10-KSB. [ ]

    The issuer's revenues for its most recent fiscal year totalled $1,150,046.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996 was $5,885,617

    As of December 31, 1996 13,620,838 shares of the issuer's stock were issued and outstanding.


        Transitional Small Business Disclosure Format (Check one):
                             Yes____   No _X_

                             TABLE OF CONTENTS


PART I

      Item 1.        Description of Business  . . . . . . . . . .        1-3

      Item 2.        Description of Property  . . . . . . . . . .          3

      Item 3.        Legal Proceedings    . . . . . . . . . . . .          3

      Item 4.        Submission of Matters to a Vote of
                     Security Holders  . . . . . . . . . . . . . .         3

PART II

      Item  5.       Market  for  common Equity and Related
                     Stockholder Matters  . . . . . . . . . . . .          4

      Item  6.       Management's Discussion and Analysis
                     or Plan of Operation . . . . . . . . . . . .         5-7

      Item 7.        Financial Statements . . . . . . . . . . . .           7

      Item 8.        Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure   . .           7

PART III

      Item 9.        Directors, Executive Officers, Promoters and
                     Control Persons;  Compliance with Section 16a
                     of the  Exchange  Act  . . . . . . . . . . .        7-10

      Item 10.       Executive Compensation  . . . . . . . . . . .      10-11

      Item 11.       Security Ownership of Certain Beneficial
                     Owners and Management . . . . . . . . . . . .      11-12

      Item 12        Certain Relationships and Related Transactions        12

PART IV

      Item 13        Exhibits and Reports on Form 8-K  . . . . . .         13

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

     Magellan Technology, Inc. (the "Company"/"Magellan") was incorporated under the laws of the State of Utah on June 16, 1989. Its founders organized the Company for the purpose of raising capital and seeking profitable business opportunities.

     In February 1992, the Company completed the acquisition of Satellite Image Systems, Inc. ("SIS"), a Utah corporation engaged in providing image-based data entry services utilizing licensed and proprietary data entry and communications software. The acquisition was accomplished by merging SIS with and into the Company's wholly-owned subsidiary, SIS International, Inc., with SIS being the surviving corporation. Through the merger, SIS became a wholly-owned subsidiary of the Company. In August 1996, the Company announced the formation of a joint venture with United Insurance Companies, Inc. ("UICI") of Dallas, Texas to expand UICI's presence in the medical claims processing business. SIS contributed its technology, operations and management to a newly-formed entity, SIS, LLC. UICI obtained a 51% interest in SIS, LLC, contributing $3 million in cash and a $2 million line of credit for working capital. The Company retained a 44% interest in the limited liability company after making provision for ownership opportunities by key employees of SIS, LLC. Darwin D. Millet, formerly President of SIS, became the Chief Executive Officer of the newly-formed limited liability company. UICI is a financial company with interest in life and health insurance and related services, including the administration and delivery of managed health care programs to selected markets.

     In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah corporation ("SkyHook" or "STI") organized in 1995 and engaged in development of a proprietary, cargo-management system for use with helicopters. SkyHook's initial cargo-management product is the "SkyHook," which is a computer-controlled, multiple-hook cargo carrying device which attaches to a long line beneath the helicopter. The acquisition was accomplished through the exchange of approximately 5,700,000 shares of Magellan Common Stock in exchange for all issued and outstanding shares of SkyHook Common Stock and SkyHook became a wholly-owned subsidiary of the Company.

Business of the Company

     SIS, LLC. SIS, LLC has continued the image-based data entry business of SIS with emphasis on growth made possible by the financial and other resources provided through the relationship with UICI. During the 1996 year, operations were expanded in Castle Dale, Utah and in Jamaica while new facilities were established in Price, Utah and Dallas, Texas. While operations were profitable for the period prior to formation of the joint venture, expenses incurred to grow SIS, LLC during the remainder of the year resulted in a net loss for the year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     SkyHook.

          Products. Since formation in February 1995, SkyHook has been engaged in development of a computer-controlled multi-hook cargo transport device which SkyHook believes will improve the safety of helicopter missions by enabling the selective delivery and retrieval of multiple external payloads during a single mission. The Company also believes that the SkyHook device, which consists of three or six computer-controlled cargo hooks, will allow an air crew to more fully utilize a helicopter's load capacity while minimizing flight time.

          The load-bearing components of the SkyHook device are constructed of high-quality chrome-moly steel. The air frame is capable of lifting 27,000 pounds of cargo. The device is aerodynamically designed for stable flight, loaded or empty. It can be maintained in the field and is convertible from a three hook to a six hook unit in the field. Product features include aggregate and individual hook payload weight readouts, various fault condition warnings and safety warnings, load release commands allowing the drop of one or multiple loads simultaneously and navigation, identification and other lighting systems controlled by the operator.

          The product is in late development stages with a production model incorporating design changes and improvements from the testing process expected to be available in mid-1997.

          Markets. The market for the SkyHook device consists of utility helicopters worldwide with a cargo lift capacity ranging from 3,000 pounds to 27,000 pounds. Approximately 60% of utility helicopters are operated by government entities, with the military being the principal operator. The United States military is the largest single owner of utility helicopters, with the U.S. Army owning more than any other entity, domestically or internationally. Design changes to the device have resulted principally from testing conducted with the U.S. military. The Company expects to market the SkyHook device directly in the United States (principally to the U.S. military) and through independent distributors in foreign markets. No devices have been sold to date and, notwithstanding favorable test results, there is no assurance that marketing of the device will be successful.

          Competition. The Company is aware of one multi-hook cargo transport device which is offered in four and nine hook configurations and is a commercial-grade product offering with an electronically-activated selective load release. The Company believes, however, that the SkyHook device has been designed to address significantly different markets requiring much greater cargo capacities with an emphasis on military and industrial applications.

          Manufacturing. SkyHook has entered into a contract with AEL-Tracor located in Lansdale, Pennsylvania, a Tracor Aerospace company ("Tracor") for manufacture of the first 26 units of the SkyHook device. Tracor is presently assisting in the manufacture and assembly of the first three production units being assembled at SkyHook and has also agreed to provide marketing support to the Company when marketing begins. Delivery of the first 26 units is expected to begin in June 1997.

          Intellectual Property. The Company's success will depend in large part on its ability to obtain patent protection for the SkyHook products and to operate without infringing the proprietary rights of third parties. On January 14, 1997, the Company received notice of allowance of a United States patent which relates to the SkyHook device and has filed applications related to additional features of the device. There can be no assurance given that any additional patents will be issued or that the scope of any patent obtained will exclude competitors or that any of the Company's rights under the patent will be held valid if subsequently challenged. The validity and breadth of claims covered in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Whether or not the Company's patent applications are granted, others may receive patents which contain claims having a scope broad enough to cover products developed by the Company. The Company has also developed proprietary software utilized in its cargo management system and has filed an application to register the "SkyHook" logo as a United States trademark.

          Government Regulation. In addition to military air worthiness requirements, the SkyHook device will be required to comply with the Federal Aviation Administration Regulations applicable to its products. Because the product is exterior to the aircraft, can be operated with a hand-held controller and can be jettisoned, the compliance process is not expected to have a material adverse impact on the Company's business. Military customers may purchase product as "commercial off-the-shelf" or may seek a militarized version meeting certain military specifications. The U.S. Department of Commerce has evaluated the SkyHook device and determined that it does not require an export license.

          Employees. SkyHook currently employs 12 persons full time and six persons part time, including five in administration, seven in research and development and six in sales and marketing. Of the six part-time employees, two are employed in each of administration, research and development and marketing. The Company intends to maintain a small staff by outsourcing manufacturing.

ITEM 2.   DESCRIPTION OF PROPERTY

     MTI and STI currently lease two facilities. Their Orem, Utah facility is the headquarters of Magellan and STI. It consists of a 2,400 square-foot office and a 1,200 square-foot high-bay shop. The initial lease term is one year, with three one year renewal options. The majority of space is occupied by engineering and marketing personnel. The high-bay is used for pre-production product assembly and testing.

     STI's Lexington, Kentucky sales office is located in a 500-square-foot office of the Blue Grass Station of the Kentucky National Guard, and is leased from the Commonwealth of Kentucky. The initial lease term is one year, with five one year renewal options. The Lexington staff is able to economically support sales activities in the midwestern and eastern states.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Company's common stock is traded in the over-the-counter market. The closing bid price of the Company's common stock on December 31, 1996 was one dollar and twelve cents ($1.12) per share as reported by the Company's principal market maker in Salt Lake City. The following table sets forth the range of quotations for the Company's common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 1996

                                                 High       Low
                                                  Bid       Bid

               First Quarter  . . . . . . . .   $  .42    $  .42
               Second Quarter . . . . . . . .   $ 1.00    $  .35
               Third Quarter  . . . . . . . .   $ 1.00    $  .70
               Fourth Quarter . . . . . . . .   $ 1.37    $  .75


Fiscal Year Ended December 31, 1995

                                                 High       Low
                                                  Bid       Bid

               First Quarter  . . . . . . . .   $  .25    $  .25
               Second Quarter . . . . . . . .   $  .25    $  .25
               Third Quarter  . . . . . . . .   $ 1.36    $  .24
               Fourth Quarter  . .. . . . . .   $  .50    $  .36

     Shareholders. The approximate number of shareholders of record of the Company's common stock as of December 31, 1996 was one hundred and thirty nine (139), which does not include shareholders whose shares are held in securities position listings.

     Dividends. The Company has not paid any cash dividends on its common stock, and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, for financing the growth and expansion of the Company.

     Unregistered sale of securities. The Company completed a share exchange pursuant to an Agreement and Plan of Share Exchange between the Company, SkyHook Technologies, Inc. and the shareholders of SkyHook Technologies, Inc. The issuance of shares of common stock of the Company to individuals or entities pursuant to such share exchange was made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

     The Company sold 1,428,572 shares of stock for 35 cents per share to
seven individuals and four entities during 1996.    The proceeds were used
to purchase shares of SkyHook Technologies, Inc. The issuance of the shares of stock were made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

     The Company also exchanged shares of stock for services provided to the Company. 164,727 shares were exchanged to satisfy $32,945 of accounts payable. An additional 16,667 shares were exchanged for $6,167 of services. The issuance of the shares of stock were made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     During 1996 Magellan accomplished two significant strategic events that management believes have positioned the Company for significant growth opportunities.

     During the second and third quarters of 1996 a joint venture was formed between Satellite Image Systems, Inc. ("SIS") and United Insurance Companies, Inc. ("UICI"). The newly created company was named Satellite Image Systems Limited Liability Company ("SIS, LLC"). The effective date of this transaction was August 1, 1996. Magellan contributed the assets, liabilities and clients of SIS and UICI contributed $3,000,000 cash and a $2,000,000 unsecured line of credit to form SIS, LLC. UICI holds a 51% interest in the new LLC. The Company views UICI as a valuable partner in providing services to the healthcare industry. The formation of the joint venture was part of UICI's strategic plan pursuant to which it has purchased controlling interest in several other healthcare service firms complementary to SIS, LLC. The net effect of this transaction on the Company's balance sheet was an increase of $1,380,765 to contributed capital.

     The Company completed its other significant strategic event in the fourth quarter of 1996. Effective October 15, 1996 the Company completed a transaction to acquire all of the outstanding common stock of SkyHook Technologies, Inc. ("STI"). The net effect of this transaction included the issuance of 4,874,936 (5,673,336 net of 798,400 shares held in escrow. See "ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT") shares of Magellan common stock. In accordance with this transaction, the Company recorded a one time charge of $2,557,114 to purchased in-process research and development expense. This expense is the difference between the value of the stock given to acquire STI and the value of STI's net assets at the date of acquisition. STI has positioned itself to achieve revenue growth through sales of its patented SkyHook cargo management system into the vertical lift air cargo marketplace.

Results of Operations

     During 1996, SIS and SIS, LLC achieved combined sales of $2,140,000, compared to $1,560,000 for 1995. This represents an increase of 37%. The net income of SIS, Inc. prior to the LLC formation was $15,000. SIS, LLC recorded a net loss of $177,000 for the five months ended December 31, 1996. $86,800 of this loss was recorded as the Company's share of such loss on its income statement. This loss is the result of new management's intent to pursue rapid growth in the healthcare industry while aggressively expensing costs associated with that growth. SIS, LLC incurred considerable expenses in order to position itself for growth, including: creating a new data capture facility in Dallas, Texas; developing strategic selling relationships with four new sister companies; joint-developing three new product offerings with new sister companies; and hiring additional personnel in Project Management, Programming Operations Management and Sales/Marketing.

     The 1996 financial statements of the Company reflect the operations of SIS, Inc. through July 31, 1996 and then reflect its interest in the earnings of SIS, LLC after August 1, 1996.

     The 1996 financial statements of the Company reflect the operations of STI from October 15, 1996 through December 31, 1996.

     STI did not have any revenues in 1996. The company currently anticipates that the SkyHook cargo management system ("CMS")will be ready for marketing and distribution during the second half of this year. There can be no assurance, however, that the Company will not encounter unanticipated events or problems that could delay the marketing and distribution of the SkyHook CMS, that the Company will be able to successfully market the SkyHook CMS, or that the SkyHook CMS will achieve significant market acceptance.

Liquidity and Capital Resources

     The Company's sources of liquidity have historically been cash from operations, working capital lines of credit and debt and equity financing. Until August 1, 1996, the effective date of the formation of SIS, LLC, the operations of SIS, was the Company's source of cash from operations. Under the terms of the newly created joint venture, it is unlikely that the Company will receive any cash from the operations of the joint venture in the foreseeable future because it is anticipated that any cash will be retained by the joint venture to fund the operations and growth of the joint venture. In addition, STI is still in the development stage, has not sold any products and has not generated any revenue.

     As a result, the Company must rely solely on its working capital line of credit and its ability to raise additional debt and equity financing in order to finance the continued development of the SkyHook CMS and the introduction of the SkyHook CMS into the market place. On-going operations of the Company are currently consuming approximately $100,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook CMS and its introduction into the market place. The Company has elected to outsource the manufacture of the SkyHook CMS pursuant to an agreement with Tracor Aerospace. This has eliminated the substantial financial requirements which would have been required if the Company were to manufacture the SkyHook CMS.

     During 1996 the Company entered into two agreements to borrow $500,000 in unsecured notes payable from SIS, LLC. See "ITEM 12--CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS." The notes consist of a $350,000 note and a $150,000 note. These funds were used to complete the acquisition of STI. Each note bears interest at a variable rate of Prime minus 1%. Principal payments of $9,722 and $4,167 respectively on a monthly basis commence October 1998. SIS, LLC has no obligation to distribute future earnings to the Company.

     The Company also entered into an agreement for a $750,000 line-of-credit. The line of credit bears interest at a variable rate of prime plus 1.5%. The line matures on December 31, 1997 and is secured by inventory and the personal guarantee of the Company's Chief Executive Officer. As of March 31, 1997 $375,000 remained available under this line of credit. The line is being used to fund the operations of the Company.

     In connection with the acquisition of STI, the Company assumed responsibility for a note payable to a government entity. The balance of the note was $65,906 at December 31, 1996. Terms of the note include interest at 8% and monthly installments of $2,507. The note is secured by inventory and personal guarantees of two former STI officers and one present STI executive.

     The Company had a deficit in working capital as of December 31, 1996 of $62,904, as compared to a deficit in working capital of $193,435 as of December 31, 1995. As indicated above, the company will require additional equity and/or debt financing in order to fund the continued operations of the Company. There can be no assurance, however, that such financing will be available on terms favorable to the Company, if at all. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute the SkyHook CMS and its financial condition would be materially adversely affected.


Factors Affecting Future Results

     The Company's future operations and liquidity will be affected by among other factors, the amount of time it takes to bring the SkyHook CMS to market, the ability of the Company to raise sufficient debt or equity in order to finance the continued operations of the Company, the market acceptance of the SkyHook CMS, new products introduced by competitors, and the ability of the Company to successfully market and sell the SkyHook CMS at acceptable prices. If the Company is unable to raise sufficient capital, the introduction of the SkyHook CMS is delayed, or if the SkyHook CMS does not achieve market acceptance, this would have a material adverse affect on the Company's financial condition and results of operations.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its wholly-owned subsidiaries can be found on pages F-1 through F-17 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The table below sets forth the name, age and positions or offices of each director and executive officer of Magellan Technology (MTI) and its subsidiaries, SkyHook Technologies, Inc. (STI) and Satellite Image Systems, Inc. (SIS). The Board of Directors of MTI also serve as the Board of Directors of STI and SIS.

Name                     Age                Position
----                     ---                --------

William A. Fresh         68        Chairman of the Board and Chief Executive
                                   Officer MTI, STI and SIS
Reginald Hughes          52        Director & CFO of MTI; President and
                                   Chief Operating Officer, STI
Darwin Millet            44        Director; President and Chief Operating
                                   Officer of SIS
Richard I. Winwood       54        Director
Donald P. Cox            42        Director
Blair Blacker            53        Executive Vice President, Sales and
                                   Marketing, STI
Douglas M. Angus         37        Vice President and Chief Financial Officer,
                                   STI
Irving Monclova          65        Vice President of Services, STI
Keith R. Gramke          37        Program Manager, STI

     William A. Fresh has served as Chairman of the Board and Chief Executive Officer of Magellan since its incorporation in June of 1989. He currently serves as a director of Cerprobe Corporation, a manufacturer of probe cards utilized in the final test of ICs in the semi-conductor industry. Mr. Fresh is a past director of EFI Electronics Corporation, a Utah manufacturer and marketer of surge suppression equipment for computer, industrial, medical and telecommunications devices. Mr. Fresh founded EFI in 1981 and subsequently served as its chairman and president until 1986. Mr. Fresh is currently chairman, president and owner of Orem Tek Development Corporation, a Utah consulting and business park development corporation. Mr. Fresh also serves on the Board of Directors of Sento Technical Innovations Corporation, a publicly-traded software company.

     Reginald Hughes was elected to the Board of Directors in 1996. He is the Chief Financial Officer and a director of Magellan; and President and Chief Operating Officer of SkyHook Technologies. He co-founded STI in 1994. From 1981 to 1994, he served in various capacities with Eyring Corporation, a high tech firm in Provo, Utah, specializing in defense contracting. While with Eyring, Mr Hughes was promoted to the positions of Director and Vice President of Finance. Prior to joining Eyring Corporation, Mr Hughes had a successful career as a Hospital Administrator.

     Richard I. Winwood joined the Board of Directors of the Company and SIS early in 1995. Mr. Winwood is currently Chairman of the Board of Keystone Aviation, a business aircraft services company based at the Salt Lake International Airport. He also currently serves on the Board of Directors of AVM Technology Inc. and Carbon Fibre Products, Inc. In 1983, Mr. Winwood co-founded Franklin Quest Co., and subsequently served as its Executive Vice President and Chief Operating officer. Franklin Quest is a multinational, time management training and products company traded on the New York Stock Exchange. Prior to co-founding Franklin Quest, Mr. Winwood had a successful career in the computer services industry, working with General Electric Co., Automatic Data Processing, Inc. and Computer Sciences Corporation.

     Darwin D. Millet has been a member of the Board since 1994.
Currently, he is President and Chief Operating Officer of SIS. Prior to coming to SIS, Mr. Millet served as Executive Vice President of Layton Construction Co., Inc. ("LCC") from 1992 to 1993, and as Chief Financial Officer from 1986 to 1991.

     Donald P. Cox joined the Board of Directors in 1996. Mr. Cox served as President of SkyHook Technologies, Inc., which he co-founded in 1994. Mr. Cox has over 20 years of experience in government and commercial engineering, specializing in military and commercial computerized electromechanical control and weapon systems.

     Blair K. Blacker is Executive Vice President of Sales and Marketing of SkyHook Technologies. From 1991 until joining SkyHook in 1996, Mr. Blacker served as a Site Manager and Deputy Director of Raytheon E Systems' Serv-Air in Lexington, Kentucky. Mr. Blacker served in the United States Army for 26 years. His military career culminated in the command of an Aviation Brigade consisting of over 200 helicopters and 1,700 soldiers. He retired as a full Colonel.

     Douglas M. Angus joined SkyHook Technologies in late 1996 as Vice President and Chief Financial Officer. Prior to joining SkyHook, Mr. Angus served as the General Manager of Arcadia International, a private manufacturing concern. From 1991 to 1994 Mr. Angus was CFO and Treasurer for Eyring Corporation (a high tech software defense contractor). Mr. Angus also worked as a Certified Public Accountant for seven years with the international accounting firm of Deloitte and Touche where he was promoted to the position of Manager.

     Irving Monclova is Vice President of Services for SkyHook Technologies, Inc. He joined SkyHook in late 1996. Mr. Monclova began his career in the military. He had tours in Europe, Korea, Republic of Vietnam, Panama and Puerto Rico. He culminated his military career as Commander of readiness programs of the reserve forces. In 1982, he joined Serv-Air, Inc. In 1989, he was promoted to Vice President of Operations and Maintenance and transferred to Headquarters, Serv-Air, Inc., Greenville, Texas. In January 1993, he was promoted to the position of Vice President and Chief of Special Operations Programs.

     Keith R. Gramke, is SkyHook Program Manager for the Company. Prior to joining SkyHook in 1996, Keith worked for two divisions of Raytheon E
Systems: first with Serv-Air, Inc. (SAI) as Aviation Trainer Program Manager and later for Advanced Technical Systems Support (ATS2) as Program Manager for aviation related programs. After graduating from the United States Military Academy at West Point, NY in 1982, Keith served in the U.
S. Army for 9 years in various locations and positions. His military service was characterized by increasing leadership and responsibility in helicopter aviation-related operations, culminating in the successful command of an attack helicopter company.

Committees and Meetings. The Board of Directors met six (6) times during the 1996 fiscal year. Each of the directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

     The Board of Directors maintains standing Audit and Compensation Committees. The members of the Audit Committee are William A. Fresh and Darwin Millet. The Committee met one (1) time during the fiscal year ended December 31, 1996. Its functions are (i) to review and approve the selection of, and all services performed by, the Company's independent auditor; (ii) to review the Company's internal controls; and (iii) to review accounting and financial controls of the Company.

     The members of the Compensation Committee are William A. Fresh and Richard Winwood. The Committee met one (1) time during the fiscal year ended December 31, 1996. Its functions are to determine and approve compensation arrangements for executive officers of the Company and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of executive officers of the Company and management.

Section 16(a) Beneficial Ownership Reporting. Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Common Stock, to file with the U.S. Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the Common Stock and other securities from which shares of the Common Stock may be derived. Such directors, officers and 10% owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that the following reports were not filed on a timely basis: Form 4 (one transaction) for Jeffery L. Bailey due July 1996, filed December 2, 1996; Form 3 (one transaction) for Jeffery L. Bailey due August 1996, filed December 2, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth, for the three fiscal years ended December 31, 1996, the compensation paid to the Company's Chief Executive Officer. No executive officer of the Company received salary and bonus compensation in excess of $100,000. The Chairman and CEO of the Company has agreed to serve without salary compensation until the Company achieves profitable operations.


                                                              Long-term
                          Annual Compensation                Compensation
               __________________________________________    ____________

       Name                                      Other
        and                                     Annual        Securities
     Principle              Salary   Bonus    Compensation    Underlying
     Position       Year     ($)      ($)         ($)          Options
___________________________________________________________________________

William A. Fresh    1996     -0-       -0-      -0-              -0-
Chief Executive     1995     -0-       -0-      -0-              -0-
Officer             1994     -0-       -0-      -0-              1,000
_____________________

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth the aggregate value of options to acquire shares of the Common Stock held by the Chief Executive Officer on December 31, 1996.

                                                       Value of Unexercised
                            Number of Unexercised    In-the-Money Options at
                             Options at FY-End(#)          FY-End ($)(1)
     Name                 Unexercisable/Exercisable  Unexercisable/Exercisable
------------------------------------------------------------------------------
William A. Fresh . . . . .        700/300                      $0/$0
__________________________

(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1996.

     Director Compensation. Directors of the Company are paid no fee for their service on the Board of Directors. Directors are also not paid a fee for, or reimbursed for expenses incurred with respect to, attendance at board or committee meetings. Each director receives options to purchase 1,000 shares of Common Stock at board or committee meetings. Each director receives options to purchase 1,000 shares of Common Stock following each Annual Meeting of Shareholders at which he is elected or re-elected to the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the number of shares of Common Stock beneficially owned as of December 31, 1996, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                          Beneficial Ownership
                                       As of December 31, 1996
                                                           Percentage
                                           Number of        of Class
Name and Address of Beneficial Owner        Shares         Outstanding
------------------------------------------------------------------------
William A. Fresh                          3,127,268 (1)       21.7%
2238 E. Gambel Oak Drive
Sandy, Utah  84092

Richard Winwood                           3,176,882 (2)       22.0%
7069 S. Highland Drive, Suite 102
Salt Lake City, Utah  84121

Ballard Investment                        1,574,155 (3)       10.9%
2611 East 1300 South
Salt Lake City, Utah  84108

Reginald Hughes                             955,332 (4)        6.6%
1482 East 920 South
Provo, Utah  84606

Donald P. Cox                             1,295,336 (5)        9.0%
509 South 590 East
Orem, Utah  84058

Steven E. Garner                            942,932 (6)        6.5%
166 West 1440 North
Orem, Utah  84058

Judith F. Edwards                           773,336            5.4%
809 17th Avenue
Salt Lake City, Utah  84103

Darwin D. Millet                            376,002 (7)        2.6%
12090 South Woodridge Road
Sandy, Utah  84124

All officers and directors as             8,930,820           61.9%
a group (5 persons)

The percentages set forth above have been computed based on 14,419,238(a) shares, which is the number of shares of the Common Stock, excluding treasury shares held by the Company, outstanding as of December 31, 1996.
________________________

(a) Includes 801,899 shares owned by former and present STI management but held in escrow. If certain operating results are not obtained through October 1997, these shares will be forfeited to the Company.

(1) Includes 800,000 shares held by WAF Investment Company, a Utah limited partnership, of which Mr. Fresh is a general partner, 1,133,332 shares held by Reva Luana Fresh, spouse, 50,000 shares held by the William A. and Reva Luana Fresh Family Living Trust, 108,338 shares issuable upon the exercise of currently exercisable warrants, and 300 shares issuable upon presently exercisable options.

(2) The shares are held by Keystone Ventures, L.C., a Utah limited liability company, of which Mr. Winwood is a member. Includes 37,500 shares issuable upon the exercise of currently exercisable warrants.

(3) Includes 70,837 shares issuable upon presently exercisable warrants. Craig Ballard, a general partner of Ballard Investment, has the power to vote the shares and to make investment decisions with respect to the shares on behalf of Ballard Investment.

(4) The shares are held by a Utah limited liability partnership of which Mr. Hughes is a general partner. 239,999 of these shares are held in escrow. If certain operating results are not obtained through October 1997, the shares held in escrow will be forfeited to the Company.

(5) The shares are held by a Nevada Corporation, of which Mr. Cox is a director. 325,000 of these shares are held in escrow. If certain operating results are not obtained through October 1997, the shares held in escrow will be forfeited to the Company.

(6) The shares are held by a family trust of which Mr. Garner is a trustee. 236,900 of these shares are held in escrow. If certain operating results are not obtained through October 1997, the shares held in escrow will be forfeited to the Company.

(7) Includes 60,302 shares issuable upon presently exercisable warrants or options which become exercisable in the next 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Line of Credit Guaranties. During 1996 the Company entered into an agreement for a $750,000 non-revolving line of credit secured by inventory and the personal guarantee of William A. Fresh, Chief Executive Officer of the Company. The line of credit bears interest at prime plus 1.5% . As of December 31, 1996, $ -0- was outstanding under the line of credit.

     Notes Payable. As of December 31, 1996, the Company owed $65,906 to a government entity. Terms of the note include interest at 8%, monthly installments of $2,507. The note is secured by inventory and personal guarantees from Reginald Hughes, Donald P. Cox and Stephen E. Garner.
Mr. Garner is a former STI officer, Mr. Hughes and Mr. Cox are directors of the Company, and Mr. Hughes is an officer of the Company.

     Payroll Guaranty. The president of STI has personally guaranteed the monthly payroll of STI. The agreement is between the president of STI and a third party employee leasing company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following documents are furnished as exhibits to this Form 10-KSB

  S-B                                               Incorporated      Filed
Item No.            Description                     by Reference     Herewith
-----------------------------------------------------------------------------

 3-1      Articles of Incorporation of the Company       (1)

 3-2      Amendment to Articles of Incorporation
          approved March 8, 1996                         (2)


 3-3      By-Laws of the Company                         (3)

10-1      Variable Rate Line of Credit Agreement                        X

10-2      Strategic Alliance Agreement with Tracor
          Aerospace                                                     X

21-1      Subsidiaries of the Company                                   X

27-1      Financial Data                                                X

_______________________

(1) This exhibit was filed with the Commission as an exhibit to the Company's Registration Statement on Form S-18, filed on September 20, 1989, and is incorporated herein by reference.

(2)  This was incorporated with the Company's Annual Report on Form 10-KSB
     for the year ended December   31, 1995 filed on March 29, 1996.

(3) This exhibit was filed previously with the Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992, filed on October 15, 1993.

     (b)  Reports on Form 8-K.

(A) The Company filed a Report on Form 8-K dated October 25, 1996 reporting the acquisition of all of the shares of the capital stock of SkyHook Technologies, Inc. The financial statements of SkyHook were filed as part of the report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGELLAN TECHNOLOGY, INC.



                                   By: /s/  William A. Fresh
                                       ------------------------------------
                                       William A. Fresh,
                                       Chief Executive Officer

                                   Date:  April  14, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                        Position                       Date
---------------------------------------------------------------------------

/s/ William A. Fresh     Chairman of the Board of           April 14, 1997
----------------------   Directors and Chief Executive
William A. Fresh         Officer (Principal Executive
                         and Financial Officer)

/s/ Reginald Hughes      Chief Operating Officer,           April 14, 1997
----------------------   Chief Financial Officer and
Reginal Hughes           Director


/s/ Richard I. Winwood   Director                           April 14, 1997
----------------------
Richard I. Winwood

/s/ Darwin D. Millet     Director                           April 14, 1997
----------------------
Darwin D. Millet

/s/ Donald P. Cox        Director                           April 14, 1997
----------------------
Donald P. Cox

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Index to Consolidated Financial Statements







                                                            Page

     Independent auditors' report                            F-1

     Consolidated balance sheet                              F-2

     Consolidated statement of operations                    F-3

     Consolidated statement of stockholders'
     equity                                                  F-4

     Consolidated statement of cash flows                    F-5

     Notes to consolidated financial statements              F-6

                                                INDEPENDENT AUDITORS' REPORT



               To the Board of Directors and Stockholders of Magellan Technology, Inc.


               We have audited the consolidated balance sheet of Magellan Technology, Inc. (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Technology, Inc. as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       TANNER+Co.


               February 25, 1997
               Salt Lake City, Utah

                                                    MAGELLAN TECHNOLOGY, INC.
                                                   Consolidated Balance Sheet

                                                            December 31, 1996
            Assets

Current assets:
   Cash                                                         $     88,687
   Prepaid expenses                                                    6,125
                                                                -------------
            Total current assets                                      94,812

Property and equipment, net                                           65,607

Investment in joint venture                                        1,468,933
                                                                -------------
            Total assets                                           1,629,352
                                                                =============

            Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                                  38,516
   Accounts payable                                                   43,947
   Accrued liabilities                                                75,253
                                                                -------------
            Total current liabilities                                157,716

Long-term debt                                                       542,390
                                                                -------------
            Total liabilities                                        700,106
                                                                -------------
Commitments                                                              -

Stockholders' equity:
   Common stock, par value $.0002 per share,
     25,000,000 shares authorized, 13,620,838 shares
     issued and outstanding                                            2,724

   Additional paid-in capital                                      6,309,353
   Accumulated deficit                                            (5,382,831)
                                                                -------------
            Total stockholders' equity                               929,246
                                                                -------------
            Total liabilities and stockholders'                 $  1,629,352
                                                                =============

See accompanying notes to consolidated financial                          F-2

                                                    MAGELLAN TECHNOLOGY, INC.
                                         Consolidated Statement of Operations

                                                     Years Ended December 31,
                                                           1996      1995

Net sales                                            $  1,150,046 $ 1,560,284
                                                     -------------------------
Costs and expenses:
    Costs of sales                                        742,759   1,039,380
    General and administrative                            632,677     521,860
    Purchased in-process research and development       2,557,114         -
                                                     -------------------------
                                                        3,932,550   1,561,240
                                                     -------------------------
             Loss from operations                      (2,782,504)       (956)

Other income (expense):
    Equity in loss of joint venture                       (86,804)        -
    Interest expense                                      (47,644)    (51,600)
    Loss on sale of assets                                    -       (13,456)
    Other, net                                             (4,427)      3,344
                                                     -------------------------
Loss before income taxes and extraordinary item        (2,921,379)    (62,668)

Extraordinary item - forgiveness of debt net of
  income taxes                                                -        68,811
                                                     -------------------------
             Net (loss) income before income taxes     (2,921,379)      6,143

Provision for income taxes                                    -           -
                                                     -------------------------
             Net (loss) income                       $ (2,921,379 $     6,143
                                                     =========================
             Net (loss) income per share             $      (0.33)$       .00
                                                     =========================
Weighted average shares outstanding                     8,984,000   5,709,000
                                                     =========================


See accompanying notes to consolidated financial statements.              F-3

                                                    MAGELLAN TECHNOLOGY, INC.
                               Consolidated Statement of Stockholders' Equity

                                       Years Ended December 31, 1996 and 1995

                                                   Additional
                                    Common Stock     Paid-In  Accumulated
                                  Shares    Amount   Capital    Deficit        Total
                               --------------------------------------------------------
Balance, January 1, 1995        2,677,924 $   535 $ 1,729,501 $(2,467,595) $  (737,559)

Conversion of debt to stock     1,398,012     280     246,158         -        246,438

Issuance of common stock
  for cash                      3,060,000     612     611,388         -        612,000

Net income                             -      -           -         6,143        6,143
                                -------------------------------------------------------
Balance, December 31, 1995      7,135,936   1,427   2,587,047  (2,461,452)     127,022

Issuance of common stock for:
  Acquisition of subsidiary     4,874,936     975   1,802,751         -      1,803,726
  Cash                          1,428,572     286     499,714         -        500,000
  Accounts payable                164,727      33      32,912         -         32,945
  Services                         16,667       3       6,164         -          6,167

Capital contribution from
  joint venture                       -       -     1,380,765         -      1,380,765

Net loss                              -       -           -    (2,921,379)  (2,921,379)
                                -------------------------------------------------------
Balance, December 31, 1996     13,620,838 $ 2,724 $ 6,309,353 $(5,382,831) $   929,246
                               ========================================================

See accompanying notes to consolidated financial statements.               F-4

                                                    MAGELLAN TECHNOLOGY, INC.
                                         Consolidated Statement of Cash Flows

                                                     Years Ended December 31,

                                                         1996           1995
                                                     -------------------------
Cash flows from operating activities:
   Net (loss) income                                 $(2,921,379)$      6,143
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
     Depreciation and amortization                       104,296      123,499
      Equity in loss from joint venture                   86,804          -
      Common stock issued for in-process research
        and development                                1,587,114          -
      Common stock issued for services                     6,167          -
      Loss on disposal of property and equipment          67,105       13,456
      Forgiveness of debt                                    -        (68,811)
      Provision for losses on accounts receivable         (8,915)       8,915
      (Increase) decrease in:
         Accounts receivable                             103,330     (232,713)
         Inventories                                         -        (87,346)
         Prepaid expense                                 (50,470)      (7,088)
         Other assets                                    (54,654)       7,857
      (Decrease) increase in:
         Accounts payable                                (23,618)    (179,961)
         Accrued liabilities                             (81,769)      (9,977)
         Deferred revenue                                 (1,439)      (2,187)
                                                     -------------------------
                Net cash used in
                operating activities                  (1,187,428)    (428,213)
                                                     -------------------------
Cash flows from investing activities:
   Purchase of property and equipment                   (210,577)    (177,090)
   Net cash investment in joint venture                  (17,634)         -
   Net cash received in acquisition                      242,747          -
                                                     -------------------------
                Net cash used in
                investing activities                      14,536     (177,090)
                                                     -------------------------
Cash flows from financing activities:
   Increase in notes payable                             344,642      184,739
   Proceeds from long-term debt                          500,000      104,757
   Payments on long-term debt                           (232,841)    (162,720)
   Proceeds from issuance of common stock                500,000      612,000
                                                     -------------------------
                Net cash provided by
                financing activities                   1,111,801      738,776
                                                     -------------------------
                Net (decrease) increase in cash          (61,091)     133,473

Cash, beginning of year                                  149,778       16,305
                                                     -------------------------
Cash, end of year                                    $    88,687 $    149,778
                                                     =========================


See accompanying notes to consolidated financial statements.              F-5

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     1.            Summary of Significant Accounting Policies

     Organization
     The consolidated financial statements consist of Magellan Technology, Inc. (the Company) and its wholly owned subsidiaries, Satellite Image Systems, Inc. (SIS, Inc.), SIS Jamaica, LTD (SIS Jamaica), and SkyHook Technologies, Inc. (SkyHook) which the Company acquired effective October 15, 1996. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. As part of this transaction, the Company recognized $2,557,114 as purchased in-process research and development expense. In addition, on August 1, 1996 (see note 9), the Company transferred its interest in the assets, liabilities, and operations conducted by SIS, Inc. to Satellite Image Systems, LLC (SIS,
     LLC), a joint venture. The Company received a 49% interest in SIS, LLC whose assets include those transferred by the Company as well as $3,000,000 cash transferred by the other party to the transaction. Since the Company has no further obligation for funding of the operations of SIS, LLC, a $1,380,764 contribution to capital was recognized in accordance with the provisions of SEC Staff Accounting Bulletin 51. The financial statements reflect the investment in SIS, LLC under the equity method of accounting. Summarized financial information for SIS, LLC is included in note 11.

     Business Activity
     The Company's principal business includes: 1) the manufacture and sale of a helicopter cargo management system (conducted by SkyHook), and 2) providing image-based data entry services (conducted by SIS, Inc. and SIS, LLC).

     Separate information concerning the assets, revenue and operation of each segment are included in the financial statements. All operations of the data entry segment are conducted by SIS, LLC an unconsolidated subsidiary accounted for using the equity method of accounting.

     Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its subsidiaries, SkyHook subsequent to October 15, 1996 and SIS, Inc. and SIS Jamaica prior to July 31, 1996. All significant intercompany balances and transactions have been eliminated.

     Estimates in Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     1.     Summary of Significant Accounting Policies - Continued

     Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

     Revenue Recognition
     Revenue is recognized upon performance of services. Revenue from equipment sales is recognized when equipment has been shipped and installed.

     Income Taxes
     Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation.

     Earnings Per Common and Common Equivalent Share
     Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents are not included in the earnings per share calculation when their effect is antidilutive. Fully diluted earnings per share is the same or not materially different than primary earnings per share, and, accordingly, is not presented.

     Reclassification
     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995


     2.   Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1996, the Company had a deficit in working capital of $62,904, and an accumulated deficit of $5,382,831 and incurred a loss of $2,921,379 for the year ended December 31, 1996. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management anticipates that a marketable version of the helicopter cargo transport equipment will be available for sale in 1997 and that sales of this product will provide positive cash flow. However, there can be no assurance they will be successful.


     3.   Property and Equipment

     Property and equipment consists of the following:


        Equipment                                            $     62,794
        Leasehold improvements                                      9,590
                                                             -------------
                                                                   72,384
        Accumulated depreciation and
        amortization                                              (6,777)
                                                             -------------

                                                             $     65,607
                                                             =============

     4.   Bank Line-of- Credit

     The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount of $750,000 at an interest rate equal to the banks prime rate plus 1.5% (9.75% at December 31, 1996). The line-of-credit matures on December 31, 1997, is secured by inventory and the personal guarantee of the Company's Chief Executive Officer, and had no outstanding balance at December 31, 1996.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     5.   Long-term Debt

     Long-term debt is comprised of the following:


     Unsecured note payable to SIS, LLC,
     interest payable quarterly at the prime
     rate minus 1%, and commencing in October
     1998, principal payments of $9,722 due
     monthly until paid in full                              $    350,000

     Unsecured note payable to SIS, LLC,
     interest payable quarterly at the prime
     rate minus 1%, and commencing in October
     1998, principal payments of $4,167 due
     monthly until paid in full                                   150,000

     Note payable to a governmental entity
     due in monthly installments of $2,507,
     including interest at 8%, secured by the
     personal guarantees of certain
     shareholders, inventory, equipment and
     receivables                                                   65,906

     Unsecured note payable to an individual,
     with interest at 25%, due December 31,
     1997                                                          15,000
                                                             -------------
                                                                  580,906

     Less current portion                                         (38,516)
                                                             -------------
                                                             $    542,390
                                                             =============
     Future maturities of long-term debt are as follows:

                   Year                                           Amount
                   ----                                       ------------

                   1997                                       $    38,516
                   1998                                            69,360
                   1999                                           181,364
                   2000                                           166,665
                   2001                                           125,001
                                                              ------------
                                                              $   580,906
                                                              ============

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     6.   Related Party Transactions

     During 1996 and 1995, interest expense of approximately $8,675 and $34,748, respectively, was recognized on obligations due to shareholders of the Company.

     Interest recognized to SIS, LLC for the year ended December 31, 1996 was $8,889.


     7.   Income Taxes

     The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                             Year Ended
                                                            December 31,
                                                         1996         1995
                                                    -----------------------
        Federal income tax benefit
          (provision) at statutory rate             $ 1,094,000 $    (2,000)
        Change in valuation allowance                (1,094,000)      2,000
                                                    ------------------------
                                                    $       -   $       -
                                                    ========================

     Deferred tax assets (liabilities) are comprised of the following:

        Net operating loss carryforwards                          1,935,000
        Valuation allowance                                      (1,935,000)
                                                                ------------
                                                                $       -
                                                                ============

     At December 31, 1996, the Company has a net operating loss carryforward available to offset future taxable income of approximately $5,690,000, which will begin to expire in 2008. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized of certain of these carryforwards as a result of the change in ownership.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     8.   Common Stock Split

     On March 8, 1996, the Company's shareholders approved a 1 for 2 reverse stock split. In addition, authorized shares were increased from 15,000,000 shares to 25,000,000 shares. All references in the financial statements to number of shares, per share amounts and the exercise price of warrants and stock options have been retroactively restated to reflect the decreased number of shares outstanding.


     9.   Supplemental Cash Flow Information

     During the year ended December 31, 1996:

          On August 1, 1996, the Company transferred all of its assets and liabilities in exchange for a 49% interest in SIS, LLC. The net assets transferred consisted of the following:

          Accounts receivable                                $    260,848
          Other current assets                                    148,306
          Property and equipment, net                             506,252
          Other assets                                            179,586
          Accounts payable                                        (91,000)
          Accrued expenses                                        (86,322)
          Debt                                                   (760,331)
                                                             -------------
                  Net assets purchased                            157,339

                  Less investment in joint venture               (174,973)
                                                             -------------
                  Net cash investment                        $    (17,634)
                                                             =============

     The Company increased the investment in joint venture and increased additional paid-in capital of $1,380,764 in accordance with the provisions of SEC Staff Accounting Bulletin 51 (see note 1).

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     9.   Supplemental Cash Flow Information - Continued

          During 1996, the Company purchased 646,667 shares of SkyHook common stock for $635,000 cash. On October 15, 1996, the Company acquired the balance of the outstanding shares of SkyHook in a purchase transaction. The Company issued 4,874,936 shares of its common stock and $335,000 cash for SkyHook common stock. The net assets acquired are as follows:

          Prepaid expenses                                   $     96,873
          Property and equipment, net                              67,836
          Accounts payable                                        (23,265)
          Accrued expenses                                        (82,579)
          Long-term debt                                          (85,000)
          Common stock                                           (216,612)
                                                             -------------
                 Net cash received                           $    242,747
                                                             =============

          The Company reduced accounts payable in the amount of $32,945 in exchange for the issuance of 164,727 shares of common stock.

     During the year ended December 31, 1995:

          The Company reduced notes payable in the amount of $246,438 in exchange for the issuance of 1,398,012 shares of restricted common stock.

     Actual amounts paid for:

                                                          1996          1995
                                                     -------------------------

          Interest                                   $   47,644  $     60,757
                                                     =========================
          Income taxes                               $      -    $        -
                                                     =========================

     10.  Extraordinary Item

     During 1995 certain shareholders agreed to forgive indebtness of the Company due to the shareholders. The amount of indebtness forgiven was $68,811 for the year ended December 31, 1995. This amount has been recorded in net income.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     11.  Significant Unconsolidated Affiliate

     Summarized financial information for SIS, LLC, a significant unconsolidated affiliate of the Company, is as follows at December 31, 1996:

        Results for the period August 1, 1996 to December 31, 1996:

          Sales                                              $    990,049
          Net loss                                           $   (177,150)

        Year-end financial position:
          Current assets                                     $  1,898,399
          Noncurrent assets                                  $  1,274,959
          Current liabilities                                $    118,128
          Noncurrent liabilities                             $     57,407

     12.  Fair Value of Financial Instruments

     None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in the interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     13.  Stock Options and Warrants

     The Company has an incentive stock option plan wherein 2,250,000 shares of the Company's common stock can be issued. The Company has granted stock options to certain officers and shareholders of the Company to purchase shares of the Company's restricted common stock. In addition, the Company granted 233,342 warrants to related parties. The warrants have a purchase price of $.30 per share. A schedule of the options and warrants at December 31, 1996 is as follows:

                                             Number of           Price Per
                                        Options     Warrants       Share
                                     ---------------------------------------
        Outstanding at
        December 31, 1995               413,598      233,342  $  .20 to 1.20
          Granted                       597,000          -        .30 to .37
          Exercised                         -            -             -
          Expired                       106,262          -              .37
                                     ---------------------------------------
        Outstanding at
        December 31, 1996               90,4336      233,342            .37
                                     =======================================

     Stock options exercisable and available for future grant are as follows:

                                                            December 31,
                                                          1996       1995
                                                      ----------------------
        Options exercisable                               92,868     28,735
        Options available for grant                    1,345,664  1,836,402

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995


     14.  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
     (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                             December 31,
                                                          1996        1995
                                                    --------------------------
Net (loss) income - as reported                     $ (3,216,787) $      6,143
Net (loss) income - pro forma                       $ (3,229,683) $      6,143
(Loss) earnings per share - as reported             $       (.36) $        .00
(Loss) earnings per share - pro forma               $       (.36) $        .00
                                                    ==========================

     The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        December 31,
                                                    1996           1995
                                              ------------------------------
     Expected dividend yield                  $         -      $       -
     Expected stock price volatility                     280%           280%
     Risk-free interest rate                             5.5%           5.5%
     Expected life of options                  2, 3 & 5 years    3 & 5 years
                                              ==============================

     The weighted average fair value of options granted during 1996 and 1995 are $.36 and $.29, respectively.

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

     14.  Stock-Based Compensation - Continued

     The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

                                  Outstanding                Exercisable
                     ---------------------------------------------------------
                                   Weighted
                                    Average
                        Number     Remaining   Weighted     Number    Weighted
          Range of   Outstanding  Contractual  Average   Exercisable  Average
          Exercise        at         Life      Exercise      at       Exercise
           Prices      12/31/96    (Years)     Price      12/31/96     Price
     -------------------------------------------------------------------------
     $   .20 to .37   1,100,344       3.20       0.32      318,343       0.29
                .60      33,334       3.40       0.60        6,667       0.60
               1.20       4,000       2.70       1.20        1,200       1.20
     -------------------------------------------------------------------------
     $  .20 to 1.20   1,137,678       3.20       0.33      326,210       0.30
     =========================================================================

     15.  Pro Forma Condensed Combined Statement of Operations

     The following condensed pro forma combined statements of operations for the years ended December 31, 1996 and 1995 for Magellan and SkyHook, respectively, assumes the acquisition of SkyHook by Magellan as of the beginning of the years then ended.

     The pro forma results of operations are not necessarily indicative of the results of operations that would actually have been obtained if the transactions had occurred as of the beginning of the years then ended. These statements should be read in conjunction with the historical financial statements and related notes.

     Pro forma information for the year ended December 31, 1996 is as follows:

                      Magellan     SkyHook
                     Technology  Technologies
                         Inc.        Inc.        Total     Adjustments  Combined
                    ----------------------------------------------------------------
Net sales           $ 1,150,046 $        -   $  1,150,046 $        -   $  1,150,046
Costs and expenses   (1,356,279)  (1,087,855)  (2,444,134)  (2,557,114)  (5,001,248)
                    ----------------------------------------------------------------
Net loss            $  (206,233)$ (1,087,855)$ (1,294,088)$ (2,557,114)$ (3,851,202)
                    ================================================================
Net loss per share  $      (.03)                                       $       (.30)
                    ============                                       =============
Weighted average
number of common
shares outstanding    7,943,000                                          12,818,000
                    ============                                       =============

                                                    MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995



     15.  Pro Forma Condensed Combined Statement of Operations - Continued

     Pro forma information for the year ended December 31, 1995 is as  follows:

                      Magellan     SkyHook
                     Technology  Technologies
                         Inc.        Inc.        Total     Adjustments  Combined
                    ----------------------------------------------------------------
Net sales           $ 1,560,284 $        483 $  1,560,767 $        -   $  1,560,767
Costs and expenses   (1,554,141)    (168,348)  (1,722,489)  (2,557,114)  (4,279,603)
                    ----------------------------------------------------------------
Net income (loss)         6,143 $   (167,865)$   (161,722)$ (2,557,114)$ (2,718,836)
                    ================================================================
Net income (loss)
  per share         $       .00                                        $       (.26)
                    ============                                       =============
Weighted average
number of common
shares outstanding    5,709,000                                          10,633,000
                    ============                                       =============