Form 10QSB
period 1997-03-31
MAGELLAN TECHNOLOGY INC
filed 1997-05-15
CIK 855923

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period form ______________  to ______________

          Commission file number:  0-18271


                            MAGELLAN TECHNOLOGY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    Utah                                   87-0467614
       -------------------------------                  ----------------
       (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization                   Identification No.)


        1216 South 1580 West, Suite B
        Orem, Utah                                            84058
       ----------------------------------------             ----------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (801) 765-0040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
          Class                                       March 31, 1997

Common Stock,  $.0002 par value                     13,620,838 shares

                                  FORM 10-QSB

                        Financial Statements and Schedules
                            Magellan Technology, Inc.

For the Quarter Ended March 31, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

Part I - Financial Information

Item 1.   Financial Statements

          Condensed consolidated balance sheet
              for March 31, 1997 and year-end
              for December 31, 1996                                   2

          Condensed consolidated statement of
              operations for the three months ended
              March 31, 1997 and 1996                                 4

          Condensed statement of cash flows for the
              three months ended March 31, 1997
              and 1996                                                5

          Notes to condensed consolidated
              financial statements                                    7

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                 8

                        Part II - Other Information

Item 1.   Legal Proceedings                                           9

Item 2.   Changes in Securities                                       9

Item 3.   Defaults upon Senior Securities                             9

Item 4.   Submission of Matters to a Vote of
            Security Holders                                          9

Item 5.   Other information                                           9

Item 6(a) Exhibits                                                    9

Item 6(b) Reports on Form 8-K                                         9

                              MAGELLAN TECHNOLOGY, INC.
                                   AND SUBSIDIARIES

                         Condensed Consolidated Balance Sheet



ASSETS                                 March 31, 1997     Dec. 31, 1996
                                        (Unaudited)          (Audited)
                                       ---------------    ---------------
Current Assets:

      Cash                             $       20,963     $       88,687

      Other Current Assets                     82,916              6,125
                                       ---------------    ---------------
              Current Assets                  103,879             94,812
                                       ---------------    ---------------
Property and Equipment:

      Property and Equipment                   82,094             72,384

      Accumulated Depreciation                (10,133)            (6,777)
                                       ---------------    ---------------
              Net Property and
                Equipment                      71,961             65,607
                                       ---------------    ---------------
      Investment in Joint Venture           1,424,246          1,468,933
                                       ---------------    ---------------
              Total Assets             $    1,600,086     $    1,629,352
                                       ===============    ===============

                              MAGELLAN TECHNOLOGY, INC.
                                  AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY    March 31, 1997      Dec. 31, 1996
                                          (Unaudited)         (Audited)
                                       ---------------    ---------------
Current Liabilities:

      Current Portion of
        long-term debt                 $       38,415     $       38,516

      Line of Credit                          375,000                 -

      Accounts Payable                         62,108             43,947

      Accrued Liabilities                      87,163             75,253
                                       ---------------    ---------------
              Current Liabilities             562,686            157,716

Long-Term Debt                                536,247            542,390
                                       ---------------    ---------------
              Total Liabilities             1,098,933            700,106
                                       ---------------    ---------------
Stockholders' Equity:

      Common Stock, par value $.0002
      per share; 25,000,000 shares
      authorized, 13,620,838 shares
      issued and outstanding                    2,724              2,724

      Additional Paid-in Capital            6,309,353          6,309,353

      Retained Deficit                     (5,810,924)        (5,382,831)
                                       ---------------    ---------------
              Total Stockholders'
                equity                        501,153            929,246
                                       ---------------    ---------------
              Total Liabilities and
                Stockholder's Equity   $    1,600,086     $    1,629,352
                                       ===============    ===============

                              MAGELLAN TECHNOLOGY, INC.
                                  AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                       ----------------------------------
                                               1997               1996
                                       ---------------    ---------------
Revenue from Sales:                    $           -      $      512,605

Cost of Sales:                                     -             330,785
                                       ---------------    ---------------
Gross Margin:                                      -             181,820

Operating Expenses:

      Selling, General and
       Administrative                         226,708            103,014
      Depreciation & Amortization               3,356             62,721
      R & D Expenses                          137,024                 -
                                       ---------------    ---------------
              Total Operating Expenses        367,088            165,735
                                       ---------------    ---------------
Income (Loss) from Operations:               (367,088)            16,085

Other Income (Expense):

      Equity in Loss of Joint Venture         (44,687)                -
      Interest Expense                        (17,070)           (16,279)
      Other, net                                  752              8,435
                                       ---------------    ---------------
              Net Income (Loss)        $     (428,093)    $        8,241
                                       ===============    ===============
              Net Income (Loss)
                per share              $        (0.03)    $         0.00
                                       ===============    ===============

Weighted average shares outstanding        13,620,838          7,093,076
                                       ===============    ===============

                              MAGELLAN TECHNOLOGY, INC.
                                  AND SUBSIDIARIES

                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                       ----------------------------------
                                               1997               1996
                                       ---------------    ---------------

Cash Flows form Operating Activities:

  Net Income (Loss)                    $     (428,093)    $        8,241
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash used in Operating
  Activities:
      Depreciation                              3,356             40,303
      Equity in Loss of Joint Venture          44,687                 -
      (Increase) Decrease in:
           Accounts Receivable                     -               2,874
           Other Current Assest               (76,791)           (37,987)
           Cash Deposits                           -             (41,648)
           Capitalized Software, Net               -             (21,422)
      Increase (Decrease) in:
           Accounts Payable                    18,161             27,343
           Accrued Liabilities                 11,910            (22,328)
           Deferred Revenue                        -                 973
                                       ---------------    ---------------
      Net Cash used in Operating
        Activities                           (426,770)           (43,651)

Cash Flows from Investing Activities:
  Purchase of Machinery and Equipment          (9,710)           (31,584)
                                       ---------------    ---------------
      Net Cash used in Investing
        Activities                             (9,710)           (31,584)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable and
    Long-Term Debt                            375,000                 -
  Reduction of Long-Term Debt                  (6,244)           (47,458)
                                       ---------------    ---------------
      Net Cash Provided by (Used in)
        Financing                             368,756            (47,458)
                                       ---------------    ---------------
      Net Decrease in cash                    (67,724)          (122,693)

Cash, Beginning of Period                      88,687            149,778
                                       ---------------    ---------------
Cash, End of Period                    $       20,963     $       27,085
                                       ===============    ===============

                              MAGELLAN TECHNOLOGY, INC.
                                  AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                       ----------------------------------
                                               1997               1996
                                       ---------------    ---------------

Cash paid during the period for:
      Interest                         $       13,806     $        7,779
                                       ===============    ===============
      Income Taxes                     $           -      $           -
                                       ===============    ===============

Nonmonetary Financing and Investing
  Activities

      During the first quarter of 1996 the Company acquired $30,060 of computer equipment, furniture and fixtures with additional debt.

                          MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, SkyHook Technologies, Inc. (SkyHook), Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica). The Company acquired SkyHook effective October 15, 1996. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations conducted by SIS, Inc. to Satellite Image Systems, LLC (SIS,LLC), a joint venture. The Company received a 49% interest in SIS, LLC whose assets include those transferred by the Company as well as $3,000,000 cash transferred by the other party to the transaction. The financial statements reflect the investment in SIS, LLC under the equity method of accounting.

(2) The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

(3) (Loss) per share is based on the weighted average number of shares outstanding at March 31, 1997 and 1996, respectively. Shares outstanding for 1996 and 1997 reflect the 2:1 reverse stock split that occurred on March 8, 1996.

(4) During the three months ended March 31, 1997, the Company borrowed $375,000 on its line-of-credit agreement. The funds were used to finance operations. The line-of-credit matures on December 31, 1997 and is secured by inventory and the personal guarantee to the Company's Chief Executive Officer.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three month period ended March 31, 1997 compared to the three month period ended March 31, 1996

Due to the formation of SIS, LLC effective August 1, 1996 and the acquisition of SkyHook Technologies, Inc. effective October 15, 1996 the focus of the company for the three month period ended March 31, 1997 has changed significantly when compared to the activities of the three month period ended March 31, 1996. Accordingly, no comparison between current and prior year's operating results is meaningful.

Operations for the three months ended March 31, 1997

The Company continued to aggressively pursue development and marketing of the SkyHook Cargo Management System (SkyHook CMS). Enhanced engineering activities have resulted in the completion of the production design. Three production models have been initiated. Once completed these production models will be demonstrated to potential customers, and eventually sold.

Pre-production models of the SkyHook CMS were tested and demonstrated several times with potential customers. The Company hired four additional full time marketing and sales professionals to further the introduction of the SkyHook CMS into the marketplace. These sales professionals have participated in several trade shows and other marketing activities. The product has also received favorable reviews in industry publications. Sales and marketing expenses averaged approximately $47,000 per month during the three months ended March 31, 1997, compared with approximately $24,000 per month for the three months ended December 31, 1996. Of particular note, the product was successfully demonstrated during a prolonged war games exercise with a branch of the United States Military. Notwithstanding these favorable results, there is no assurance that marketing of the SkyHook CMS will be successful.

Results of SIS, LLC

Since the formation of SIS, LLC, the Company has accounted for the earnings and transactions of SIS, LLC under the equity method of accounting. For the three months ended March 31, 1997 the Company's books reflect a loss of $44,687, its 49% share of the loss of SIS, LLC for the Quarter. This loss is the result of new management's intent to pursue rapid growth in the healthcare industry while aggressively expensing costs associated with that growth. Revenues for SIS, LLC were $722,172 for the three months ended March 31, 1997.

Liquidity and Capital Resources

During the three months ended March 31, 1997, the Company borrowed $375,000 on its line-of-credit agreement. The funds were used to finance operations. The line-of-credit matures on December 31, 1997 and is secured by inventory and the personal guarantee to the Company's Chief Executive Officer.

SkyHook Technologies, Inc. is still in the development stage and is not expected to generate any revenue through sales of products or services until the fourth quarter of 1997. As a result, the Company must rely solely on its line-of-credit and its ability to raise additional debt and equity financing in order to finance the continued product development and marketing and sales activities for the SkyHook CMS. On-going operations of the Company are currently consuming approximately $100,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook CMS and its introduction into the market place. There can be no assurance that the Company will be able to obtain needed financing on terms favorable to the Company. If the company is unable to raise additional capital, the ability of the Company to successfully market and distribute the SkyHook CMS and its financial condition would be materially adversely affected.

                          PART II - OTHER INFORMATION



Item 1.        Legal proceedings:  None.

Item 2.        Changes in Securities:  None.

Item 3.        Defaults upon Senior Securities:  None.

Item 4.        Submission of Matters to a Vote of Security Holders:  None.

Item 5.        Other information:  None.

Item 6.        Exhibits and Reports on Form 8-K:

               Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     In accordance with he requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MAGELLAN TECHNOLOGY, INC.
                     ----------------------------------------
                                  (Registrant)




/s/ Douglas M. Angus                                   May 12, 1997
--------------------------                            -----------------
Douglas M. Angus                                       Date
Vice President - Finance