Form 10QSB
period 1997-06-30
MAGELLAN TECHNOLOGY INC
filed 1997-08-14
CIK 855923

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB


( X )		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES AND EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 1997

(    )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period form ______________ to ______________

                Commission file number:  0-18271
                                         -------

                           MAGELLAN TECHNOLOGY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Utah                                       87-0467614
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization

 13526 South 110 West
 Draper, Utah                                           84020
 -------------------------------                        -----
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (801) 495-2211
                                                      --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No___
                                              ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding at
                Class                                   June 30, 1997
                -----                                   ---------------

Common Stock,  $.0002 par value                         13,628,338 shares

                                  FORM 10-QSB

                        Financial Statements and Schedules
                              Magellan Technology, Inc.

                        For the Quarter Ended June 30, 1997

	The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                           Part I - Financial Information
                           ------------------------------

Item 1.		Financial Statements

		Condensed consolidated balance sheet
		    for June 30, 1997 and year-end
                    for December 31, 1996                                 2

		Condensed consolidated statement of
		    operations for the three and six months
                    ended June 30, 1997 and 1996                          4

		Condensed statement of cash flows for the
		    six months ended June 30, 1997
                    and 1996                                              5-6

		Notes to condensed consolidated
                    financial statements                                  7

Item 2.		Management's Discussion and Analysis
		    of Financial Condition and Results of
                    Operations                                            8-9

                          Part II - Other Information
                          ---------------------------

Item 1.         Legal Proceedings                                         10

Item 2.         Changes in Securities                                     10

Item 3.         Defaults upon Senior Securities                           10

Item 4.		Submission of Matters to a Vote of
                    Security Holders                                      10

Item 5.         Other information                                         10

Item 6(a)       Exhibits                                                  10

Item 6(b)       Reports on Form 8-K                                       10

                            MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                         Condensed Consolidated Balance Sheet



ASSETS                                          30-Jun-97        Dec. 31, 1996
                                               (Unaudited)       (Audited)
                                             --------------      --------------
Current Assets:

        Cash                                 $      51,228       $     88,687

        Other Current Assets                       103,815              6,125
                                             --------------      --------------

                Current Assets                     155,043             94,812
                                             --------------      --------------

Property and Equipment:

        Property and Equipment                      95,849             72,384

        Accumulated Depreciation                   (14,447)            (6,777)
                                             --------------      --------------

                Net Property and Equipment          81,402             65,607
                                             --------------      --------------

        Investment in Joint Venture              1,430,375          1,468,933
                                             --------------      --------------


                Total Assets                  $  1,666,820       $  1,629,352
                                             ==============     ===============

                           MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY            30-Jun-97        Dec. 31, 1996
                                               (Unaudited)       (Audited)
                                             --------------      --------------
Current Liabilities:

        Current Portion of long-term debt    $      41,787      $      38,516

        Line of Credit                             730,000                 -

        Notes Payable                              100,000

        Accounts Payable                            97,727             43,947

        Accrued Liabilities                         91,721             75,253
                                             --------------      --------------

                Current Liabilities              1,061,235            157,716

Long-Term Debt                                     526,504            542,390
                                             --------------      --------------

                Total Liabilities                1,587,739            700,106
                                             --------------      --------------

Stockholders' Equity:

        Common Stock, par value $.0002
        per share; 25,000,000 shares
        authorized, 13,628,338 shares
        issued and outstanding                       2,724              2,724


        Additional Paid-in Capital               6,316,853          6,309,353

        Retained Deficit                        (6,240,496)        (5,382,831)
                                             --------------      --------------

                Total Stockholders' equity          79,081            929,246
                                             --------------      --------------

                Total Liabilities and
                 Stockholder's Equity        $   1,666,820       $  1,629,352

                                   MAGELLAN TECHNOLOGY, INC.
                                        AND SUBSIDIARIES

                           Condensed Consolidated Statements of Operations
                                          (Unaudited)

                                                Three Months Ended                          Six Months Ended
                                                      June 30,                                  June 30,
                                        -----------------------------------       ------------------------------------
                                               1997                  1996                1997               1996
                                        ----------------- -----------------       -----------------  -----------------
Revenue from Sales:                      $        -        $       473,311          $        -         $      985,916

Cost of Sales:                                    -                304,112                   -                625,549
                                        ----------------- -----------------       -----------------  -----------------

Gross Margin:                                     -                169,199                   -                360,367

Operating Expenses:

   Selling, General and Administrative          239,877            109,585                 466,585            212,601
   Depreciation & Amortization                    4,536             45,532                   7,892            117,601
   R & D Expenses                               154,643               -                    291,667                -
                                        ----------------- -----------------       -----------------  -----------------

    Total Operating Expenses                    399,056            155,117                 766,144            330,202
                                        ----------------- -----------------       -----------------  -----------------

Income (Loss) from Operations:                 (399,056)            14,082                (766,144)            30,165

Other Income (Expense):

   Equity in Loss of Joint Venture                6,129               -                    (38,558)               -
   Interest Expense                             (28,855)            (8,600)                (45,925)           (24,878)
   Other, net                                    (7,790)             1,153                  (7,038)             9,589
                                        ----------------- -----------------       -----------------  -----------------

    Net Income (Loss)                    $     (429,572)   $         6,635         $      (857,665)   $        14,876
                                        ================= =================       =================  =================
    Net Income (Loss) per share          $       (0.03)    $         0.00          $        (0.06)             $0.00
                                        ================= =================       =================  =================
Weighted average shares outstanding          13,628,338          7,535,933              13,628,338          7,535,933
                                        ================= =================       =================  =================


                           MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                  -----------------------------
Cash Flows form Operating Activities:                 1997              1996
                                                  -------------- --------------
    Net Income (Loss)                              $  (857,665)   $     14,876
    Adjustments to Reconcile Net Income (Loss)
    to Net Cash used in Operating Activities:
            Depreciation                                 7,892          83,437
            Equity in Loss of Joint Venture             38,558            -
            (Increase) Decrease in:
                      Accounts Receivable                 -            (28,119)
                      Other Current Assest             (97,690)        (41,647)
                      Cash Deposits                       -            (41,648)
                      Capitalized Software, Net           -            (45,243)
            Increase (Decrease) in:
                      Accounts Payable                  53,780         (32,941)
                      Accrued Liabilities               31,468         (28,713)
                      Deferred Revenue                    -             (1,093)
                                                  -------------- --------------
            Net Cash used in Operating Activities     (823,657)       (121,091)

Cash Flows from Investing Activities:
    Purchase of Machinery and Equipment                (23,687)        (90,734)
    Investment in Subsidiary                              -           (300,000)
                                                  -------------- --------------

            Net Cash used in Investing Activities      (23,687)       (390,734)

Cash Flows from Financing Activities:
    Proceeds from Notes Payable and Line of Credit     830,000         348,783
    Proceeds from the Issuance of Common Stock           7,500         310,000
    Reduction of Long-Term Debt                        (27,615)       (279,827)
                                                  -------------- --------------

            Net Cash Provided by (Used in)
            Financing Activities:                      809,885         378,956
                                                  -------------- --------------

            Net Decrease in cash                       (37,459)       (132,869)

Cash, Beginning of Period                               88,687         149,778
                                                  -------------- --------------

Cash, End of Period                                $    51,228    $     16,909
                                                  ============== ==============

                           MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                         Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------

Cash paid during the period for:

        Interest                                   $    28,379     $    16,330
                                                  ============== ==============

        Income Taxes                               $      -        $      -
                                                  ============== ==============


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

(2) The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(3)	(Loss) per share is based on the weighted average number of shares outstanding at June 30, 1997 and 1996, respectively. Shares outstanding for 1996 and 1997 reflect the 2:1 reverse stock split that occurred on March 8, 1996.

(4)	During the six months ended June 30, 1997, the Company borrowed
        $730,000 on its line-of-credit agreement. The funds were used to finance operations. The line-of-credit matures on December 31, 1997 and is secured by inventory and the personal guarantee to the Company's Chief Executive Officer.

(5)	During the month of June the Company borrowed $100,000 from the
        Company's Chief Executive Officer under a note payable agreement. The note bears interest at 12% and is payable upon demand. The funds were used to finance operations.

                        PART I - FINANCIAL INFORMATION


ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Six month period ended June 30, 1997 compared to the six month period ended June 30, 1996

Due to the formation of SIS, LLC effective August 1, 1996 and the acquisition of SkyHook Technologies, Inc. effective October 15, 1996 the focus of the company for the six month period ended June 30, 1997 has changed significantly when compared to the activities of the six month period ended June 30, 1996. Accordingly, no comparison between current and prior year's operating results is meaningful.

Operations for the three months ended June 30, 1997

During the three months ended June 30, 1997 the Company continued to aggressively pursue development and marketing of the SkyHook Cargo
Management System (SkyHook CMS).  Pre-production models of the SkyHook
CMS were tested and demonstrated with potential customers. Marketing and sales professionals have participated in trade shows and other marketing activities. These activities included demonstrations of the product, visits to potential customers, and integration of customer feedback into final production design. The SkyHook CMS product continues to receive favorable reviews in industry publications. Sales and marketing expenses averaged approximately $48,000 per month during the three months ended June 30, 1997. Notwithstanding these continued favorable preliminary results, there is no assurance that marketing of the SkyHook CMS will be successful.

As of June 30, 1997 the company had relocated the operations of SkyHook Technologies, Inc. to a new facility in Draper, Utah. The facility provides SkyHook with needed additional office and production space. The Company has also relocated its Magellan Technology, Inc. (Parent Company) functions to the Draper, Utah facility. The Company entered into a lease agreement in connection with the move. The lease has a term of three years with one three year option.

Results of SIS, LLC

Since the formation of SIS, LLC, the Company has accounted for the earnings and transactions of SIS, LLC under the equity method of accounting. For the three months ended June 30, 1997 the Company's books reflect net income of $6,129, its 49% share of the income of SIS, LLC for the Quarter. SIS, LLC in total earned $12,508 on revenues of $998,173 for the three months ended
June 30, 1997. These results compare favorably with the three month period ended March 31, 1997 during which SIS, LLC incurred a net loss of $97,198 on revenues of $722,172.

Operations for the Six-month period ended June 30, 1997

During the six month period ended June 30, 1997, in addition to the activity related above, the SkyHook CMS product was successfully demonstrated during a prolonged war games exercise with a branch of the United States Military during the month of March 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1997, the Company borrowed $730,000 on its line-of-credit agreement. The funds were used to finance operations. The line-of-credit matures on December 31, 1997 and is secured by inventory and the personal guarantee to the Company's Chief Executive Officer.

On June 2, 1997 the Board of Directors approved a financing agreement for the Company to borrow up to $600,000 in unsecured notes. The notes bear interest at 12% and are payable on demand. The Company borrowed $100,000 from the Company's Chief Executive Officer under the financing agreement during the month of June.

SkyHook Technologies, Inc. is still in the development stage and is not expected to generate any revenue through sales of products or services until the fourth quarter of 1997. As a result, the Company must rely solely on its line-of-credit and its ability to raise additional debt and equity financing in order to finance the continued product development and marketing and sales activities for the SkyHook CMS. On-going operations of the Company are currently consuming approximately $135,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook CMS and its introduction into the market place. There can be no assurance that the Company will be able to obtain needed financing on terms favorable to the Company.
If the company is unable to raise additional capital, the ability of the Company to successfully market and distribute the SkyHook CMS and its financial condition would be materially adversely affected.

                         PART II - OTHER INFORMATION



Item 1.		Legal proceedings:  None.

Item 2.		Changes in Securities:  None.

Item 3.		Defaults upon Senior Securities:  None.

Item 4.		Submission of Matters to a Vote of Security Holders:  None.

Item 5.		Other information:

	On June 18, 1997 the Company signed a Letter of Intent to acquire BioSource, Inc. of Orem, Utah. BioSource is an international leader in Electro Dermal Screening (EDS), a revolutionary computer-based technology used to assist healthcare practitioners to screen a broad range of health disorders.

	Joe Galloway, President of BioSource , said, "In order to maintain our Company's rapid growth, we needed additional executive and financial resources. After considering several offers, our management unanimously agreed to join Magellan." BioSource is expected to increase the revenues of Magellan's subsidiary, SIS, Inc. SIS, Inc. through a Joint Venture with UICI (NASDAQ) uses data capture technology and imaging to convert payer documents into electronic claims submission formats for the healthcare industry.

	William A. Fresh, Chairman and CEO of Magellan Technology indicated that the addition of BioSource compliments one of the Company's present missions: Providing technology for health services.

Item 6.		Exhibits and Reports on Form 8-K:

	(a)	Exhibit 10.1 - Lease Agreement dated June 25, 1997 between
SkyHook Technologies, Inc. and Cottonwood Heights LLC.

	(b)	None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MAGELLAN TECHNOLOGY, INC.
                      ---------------------------------
                                 (Registrant)




/s/ Douglas M. Angus                                              August 7, 1997
---------------------                                            --------------
Douglas M. Angus                                                    Date
Vice President - Finance