Form 10QSB
period 1997-09-30
MAGELLAN TECHNOLOGY INC
filed 1997-11-13
CIK 855923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB


( X )		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES AND EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1997

(    )		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _____________  to _____________

		Commission file number:  0-18271
                                         -------


                          MAGELLAN TECHNOLOGY, INC.
                          -------------------------
          (Exact name of registrant as specified in its charter)


           Utah                                  87-0467614
      ---------------                            ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  13526 South 110 West
  Draper, Utah                                    84020
  --------------------                            -----
  (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:   (801) 495-2211
                                                      --------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No___
                                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                           Outstanding at
                Class                                      September 30, 1997
                -----                                      ------------------

Common Stock,  $.0002 par value                            14,448,893 shares

                                FORM 10-QSB

                     Financial Statements and Schedules
                          Magellan Technology, Inc.

                For the Quarter Ended September 30, 1997

	The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                     Part I - Financial Information
                     -------------------------------

Item 1.		Financial Statements

                Consolidated balance sheet
		    for September 30, 1997 and year-end
                    for December 31, 1996                                    2

                Consolidated statement of
		    operations for the three and nine months
                    ended September 30, 1997 and 1996                        4

                Consolidated statement of cash flows for the
		    nine months ended September 30, 1997
                    and 1996                                                5-6

                Notes to consolidated financial statements                   7

Item 2.		Management's Discussion and Analysis
		    of Financial Condition and Results of
                    Operations                                              8-9

                        Part II - Other Information
                        ---------------------------

Item 1.         Legal Proceedings                                           10

Item 2.         Changes in Securities                                       10

Item 3.         Defaults upon Senior Securities                             10

Item 4.		Submission of Matters to a Vote of
                    Security Holders                                        10

Item 5.         Other information                                           10

Item 6(a)       Exhibits                                                    10

Item 6(b)       Reports on Form 8-K                                         10

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet



ASSETS                                Sept. 30, 1997          Dec. 31, 1996
                                       (Unaudited)             (Audited)
                                     -----------------      -----------------

Current Assets:

        Cash                          $    $87,899             $    88,687

        Other Current Assets               334,071                   6,125
                                     -----------------      -----------------

            Current Assets                 421,970                  94,812
                                     -----------------      -----------------

Property and Equipment:

        Property and Equipment             114,804                  72,384

        Accumulated Depreciation           (19,766)                 (6,777)
                                     -----------------      -----------------

            Net Property and Equipment      95,038                  65,607
                                     -----------------      -----------------

        Investment in Joint Venture      1,459,682               1,468,933
                                     -----------------      -----------------

            Total Assets                $1,976,690              $1,629,352
                                     =================      =================

                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY   Sept. 30, 1997         Dec. 31, 1996
                                        (Unaudited)             (Audited)
                                     -----------------      -----------------

Current Liabilities:

   Current Portion of long-term debt       $41,788                 $38,516

   Line of Credit                        1,190,000                   -

   Notes Payable                           400,000                   -

   Accounts Payable                        248,642                  43,947

   Accrued Liabilities                     103,189                  75,253
                                     -----------------      -----------------

           Current Liabilities           1,983,619                 157,716

Long-Term Debt                             522,187                 542,390
                                     -----------------      -----------------

           Total Liabilities             2,505,806                 700,106
                                     -----------------      -----------------

Stockholders' Equity/(Deficit):

   Common Stock, par value $.0002
   per share; 25,000,000 shares
   authorized, 14,448,893 shares
   and 13,620,838 shares at
   September 30, 1997 and
   December 31, 1996 issued and
   outstanding respectively                  2,890                  2,724

   Additional Paid-in Capital            6,316,687              6,309,353

   Accumulated Deficit                  (6,848,693)            (5,382,831)
                                     -----------------      -----------------

         Total Stockholders'
          equity/(deficit)                (529,116)               929,246
                                     -----------------      -----------------

         Total Liabilities
         and Stockholder's Equity    $   1,976,690          $   1,629,352
                                     =================      =================

                           MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                      Sept. 30,                           Sept. 30,
                                              ----------------------------        --------------------------

                                                  1997            1996               1997            1996
                                              --------------  -------------       ------------  ------------

Revenue from Sales:                           $      -         $   164,130        $     -       $  1,150,046

Cost of Sales:                                       -             117,210              -            742,759
                                              --------------  -------------       ------------  ------------

Gross Margin:                                        -              46,920              -            407,287

Operating Expenses:

        Selling, General and Administrative       378,218           31,318           845,036         243,919
        Depreciation & Amortization                 5,329           20,428            12,988         138,029
        R & D Expenses                            207,436              -             499,103            -
                                              --------------  -------------       ------------  ------------

           Total Operating Expenses               590,983           51,746         1,357,127         381,948
                                              --------------  -------------       ------------  ------------

Income (Loss) from Operations:                   (590,983)          (4,826)       (1,357,127)         25,339

Other Income (Expense):
	Purchased in-process
          research & development                      -           (596,138)              -          (596,138)
        Equity in Loss of Joint Venture            29,307            5,054            (9,251)          5,054
        Interest Expense                          (46,521)          (9,182)          (92,446)        (34,060)
        "Other, net"                                 -               1,883            (7,038)         11,472
                                              --------------  -------------       ------------  ------------

           Net Income (Loss)                    $(608,197)       $(603,209)      $(1,465,862)      $(588,333)
                                              ==============  =============       ============  =============
           Net Income (Loss) per share            $(0.04)          $(0.07)           $(0.10)         $(0.08)
                                              ==============  =============       ============  =============
Weighted average shares outstanding            14,448,893        8,250,219         14,448,893      7,636,000
                                              ==============  =============       ============  =============

                            MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Nine Months Ended
                                                      Sept. 30,
                                     ----------------------------------------

Cash Flows form Operating Activities:      1997                     1996
                                     -----------------      -----------------
  Net Income (Loss)                     $(1,465,862)               $(588,333)
  Adjustments to Reconcile
   Net Income (Loss)
    to Net Cash used in
     Operating Activities:
    Depreciation                             12,988                     -
    Equity in Loss of Joint Venture           9,251                     -
   (Increase) Decrease in:
      Accounts Receivable                      -                     355,263
      Other Current Assest                 (327,945)                   7,088
      Cash Deposits                            -                      37,586
      Capitalized Software, Net"               -                      87,346
    Increase (Decrease) in:
      Accounts Payable                      204,695                 (161,956)
      Accrued Liabilities                    27,936                 (160,765)
      Deferred Revenue                         -                        -
                                     -----------------      -----------------
    Net Cash used in Operating
     Activities                          (1,538,937)                (423,771)

Cash Flows from Investing Activities:
   Proceeds from transfer of
   equipment to SIS, LLC                      -                      464,847
   Purchase of Machinery and Equipment      (42,420)                    -
   Investment in Subsidiary                                       (1,583,510)
                                     -----------------      -----------------
    Net Cash used in
     Investing Activities                   (42,420)              (1,118,663)

Cash Flows from Financing Activities:
   Proceeds from Notes Payable
    and Line of Credit                    1,590,000                  150,000
   Proceeds from the Issuance of
    Common Stock                              7,500                1,897,566
   Reduction of Long-Term Debt              (16,931)                (645,875)
                                     -----------------      -----------------
   Net Cash Provided by (Used in)
     Financing Activities:                1,580,569                1,401,691
                                     -----------------      -----------------
    Net Decrease in cash                       (788)                (140,743)

"Cash, Beginning of Period                   88,687                  149,778

"Cash, End of Period                        $87,899                   $9,035
                                     =================      =================

                            MAGELLAN TECHNOLOGY, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  Nine Months Ended
                                                      Sept. 30,
                                     ----------------------------------------

                                           1997                     1996
                                     -----------------      -----------------

Cash paid during the period for:

        Interest                     $         40,178       $          9,155
                                     =================      =================
        Income Taxes                 $           -          $           -
                                     =================      =================

                              MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1) The unaudited consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, SkyHook Technologies, Inc. (SkyHook), ProHealth, Inc. (formerly known as Satellite Image Systems, Inc. (SIS, Inc.)) and SIS Jamaica, LTD (SIS Jamaica). The Company acquired SkyHook effective October 15, 1996. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations conducted by SIS, Inc. to Satellite Image Systems, LLC (SIS,LLC), a joint venture. The Company received a 49% interest in SIS, LLC whose assets include those transferred by the Company as well as $3,000,000 cash transferred by the other party to the transaction. The financial statements reflect the investment in SIS, LLC under the equity method of accounting.

(2) The unaudited consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine months and three months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(3) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1997 and 1996, respectively. Shares outstanding for 1996 and 1997 reflect the 2:1 reverse stock split that occurred on March 8, 1996.

(4) During the nine months ended September 30, 1997, the Company borrowed $1,190,000 under two separate line-of-credit agreements. The funds were used to finance operations. As of September 30, 1997 one of the lines had an outstanding balance of 745,000, and a maturity date of December 31, 1997. As of September 30, 1997 the other line had an outstanding balance of 445,000, and matures in August 1998. Both of these lines of credit are secured by inventory and the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder.

(5) During the four month period ended September 30, 1997 the Company borrowed $400,000 from the Company's Chief Executive Officer under four separate $100,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The funds were used to finance operations.

                        PART I - FINANCIAL INFORMATION


ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996

Due to the formation of SIS, LLC effective August 1, 1996 and the acquisition of SkyHook Technologies, Inc. effective October 15, 1996 the focus of the company for the nine month period ended September 30, 1997 has changed significantly when compared to the activities of the nine month period ended September 30, 1996. Accordingly, no comparison between current and prior year's operating results is meaningful.

Operations for the three months ended September 30, 1997

During the three months ended September 30, 1997 the Company continued to aggressively pursue development and marketing of the SkyHook Cargo
Management System (SkyHook CMS). Production models of the SkyHook CMS were tested and demonstrated with potential customers. Marketing and sales professionals have participated in several trade shows and other marketing activities. These activities included demonstrations of the product and visits to potential customers. The SkyHook CMS product continues to receive favorable reviews in industry publications. The Company has also introduced the SkyHook Light Aerial Delivery System (SkyHook LADS). This new lower cost system is designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS will compliment the SkyHook CMS which is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to compliment the CMS product, the company can effectively meet the varying needs of its customers. Notwithstanding these continued favorable preliminary results, there is no assurance that marketing of the SkyHook CMS or the SkyHook LADS will be successful.

Results of SIS, LLC

Since the formation of SIS, LLC, the Company has accounted for the earnings and transactions of SIS, LLC under the equity method of accounting. For the three months ended September 30, 1997 the Company's books reflect net income of $29,307, its 49% share of the income of SIS, LLC for the Quarter. SIS, LLC in total earned $59,810 on revenues of $1,218,824 for the three months ended September 30, 1997. These results compare favorably with the three month period ended June 30, 1997 during which time period SIS, LLC in total earned $12,508 on revenues of $998,173.

Operations for the Nine month period ended September 30, 1997

During the nine month period ended September 30, 1997, in addition to the activity related above, the SkyHook CMS product was successfully demonstrated during a prolonged war games exercise with a branch of the United States Military during the month of March 1997.

As of June 30, 1997 the company relocated the operations of SkyHook Technologies, Inc. to a new facility in Draper, Utah. The facility provides SkyHook with additional office and production space. The Company has also relocated its Magellan Technology, Inc. (Parent Company) functions to the Draper, Utah facility. The Company entered into a lease agreement in connection with the move. The lease has a term of three years with one three-year option.

Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Company borrowed $1,190,000 under two separate line-of-credit agreements. The funds were used to finance operations. As of September 30, 1997 one of the lines had an outstanding balance of 745,000, and a maturity date of December 31, 1997. As of September 30, 1997 the other line had an outstanding balance of 445,000, and matures in August 1998. Both of these lines of credit are secured by inventory and the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder.

On June 2, 1997 the Board of Directors approved a financing agreement for the Company to borrow up to $600,000 in unsecured notes. The notes bear interest at 12% and are payable on demand. The Company borrowed $400,000 in the form of four separate $100,000 notes from the Company's Chief Executive Officer under the financing agreement during the months of June, July and August.

SkyHook Technologies, Inc. is still in the development stage and is not expected to generate any revenue through sales of products or services until the fourth quarter of 1997. As a result, the Company must rely solely on its lines-of-credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to the SkyHook CMS and the SkyHook LADS. On-going operations of the Company are currently consuming approximately $210,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook product lines and their introduction into the market place. There can be no assurance that the Company will be able to obtain needed financing on terms favorable to the Company. If the company is unable to raise additional capital, the ability of the Company to successfully market and distribute the SkyHook CMS and its financial condition would be materially adversely affected.

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

Joe Galloway, President of BioSource , said, "In order to maintain our Company's rapid growth, we needed additional executive and financial resources. After considering several offers, our management unanimously agreed to join Magellan." BioSource is expected to increase the revenues of Magellan's subsidiary, ProHealth, Inc. (formerly known as SIS, Inc.). ProHealth, Inc. through a Joint Venture with UICI (NASDAQ) uses data capture technology and imaging to convert payer documents into electronic claims submission formats for the healthcare industry.

William A. Fresh, Chairman and CEO of Magellan Technology indicated that the addition of BioSource compliments one of the Company's present missions:
Providing technology for health services.

Item 6.		Exhibits and Reports on Form 8-K:

        (a)     None.

	(b)	None.

                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAGELLAN TECHNOLOGY, INC.
                       -----------------------------------
                                 (Registrant)




 /s/ Douglas M. Angus                                        November 7, 1997
--------------------------                                   -----------------
Douglas M. Angus                                             Date
Vice President - Finance