Form 10KSB
period 1997-12-31
MAGELLAN TECHNOLOGY INC
filed 1998-04-15
CIK 855923

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[x] Annual Report under Section 13 of 15 (d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1997

[ ]Transition report under Section 13 or 15 (d) of the Securities
   Exchange Act of 1934 for the transition period from ____________ to ___________

Commission File No. 0-18271
                           MAGELLAN TECHNOLOGY, INC.
                (Name of small business issuer in its charter)

               Utah                                      87-0493698
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

          13526 South 110 West
              Draper, Utah                                  84020
   (Address of principal executive office)                (Zip Code)

    Issuer's telephone number, including area code:  (801) 495-2211

           Securities registered under Section 12(b) of the Act:
                                    None

           Securities registered under Section 12(g) of the Act:
                              Common Stock
                       Par Value $.0002 per Share
                        -------------------------
                            (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

    Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

    The issuer's revenues for its most recent fiscal year totaled $319,611.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1998 was $14,585,250

    As of March 31, 1998 15,557,600 shares of the issuer's stock were issued and outstanding.

   Transitional Small Business Disclosure Format (Check one):
                        Yes____   No _X_

                              TABLE OF CONTENTS

PART I

     Item 1.   Description of Business  . . . . . . . . . . . . . . . . . .   1

     Item 2.   Description of Property  . . . . . . . . . . . . . . . . . .   6

     Item 3.   Legal Proceedings    . . . . . . . . . . . . . . . . . . . .   7

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .    7

PART II

     Item 5.   Market  for  Common  Equity  and  Related Stockholder Matters  8

     Item 6.   Management's Discussion and Analysis or Plan of Operation      9

     Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .  12

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . .  12

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16a of the Exchange Act      12

     Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . .   17

     Item 11.  Security  Ownership of Certain  Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . . . . .   18

     Item 12.  Certain   Relationships   and   Related Transactions  . . .   20

PART IV

     Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  22

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                    PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Business Development

      Magellan Technology, Inc. (the "Company" or "Magellan") was incorporated under the laws of the State of Utah on June 16,
1989.   Its  founders organized the Company for  the  purpose  of
raising capital and seeking profitable business opportunities.

      In February 1992, the Company completed the acquisition  of
Satellite Image Systems, Inc. ("SIS"), a Utah corporation engaged in  providing image-based data entry services utilizing  licensed
and  proprietary  data  entry and communications  software.   The
acquisition was accomplished by merging SIS with and into the Company's wholly-owned subsidiary, SIS International, Inc., with
SIS being the surviving corporation. Through the merger, SIS became a wholly-owned subsidiary of the Company. In August 1996, the Company announced the formation of a joint venture with United Insurance Companies, Inc. ("UICI") of Dallas, Texas to expand UICI's presence in the medical claims processing business.
SIS contributed its technology, operations and management to a newly-formed entity, SIS, LLC. UICI contributed $3 million in cash and a $2 million line of credit for working capital. The Company retained a 44% interest in SIS, LLC. Darwin D. Millet, formerly President of SIS, became the Chief Executive Officer of the newly-formed limited liability company. UICI is a financial company with interest in life and health insurance and related services, including the administration and delivery of managed health care programs to selected markets.

      In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah corporation ("SkyHook" or "STI") organized in 1995 and engaged in development of a proprietary, cargo-management system for use with helicopters. SkyHook's initial cargo-management product is the "SkyHook External Cargo Management System or ECMS" which is a computer-controlled, multiple-hook cargo carrying device which attaches to a long line beneath the helicopter. The acquisition was accomplished through the exchange of approximately 4,874,936 shares of Magellan Common Stock in exchange for all issued and outstanding shares of SkyHook Common Stock and SkyHook became a wholly-owned subsidiary of the Company.

      In  April  1997,  the  Company organized  Magellan  Service
Company ("MSC") as a wholly owned subsidiary to pursue avionics integration contract opportunities that can utilize the experience and skills of the personnel presently employed by SkyHook.

      In  October 1997, the Company completed the acquisition  of
BioSource Inc.("BioSoure"), a Utah S corporation organized in 1983 and engaged in the development and sales of the "LISTEN" biofeedback information system which is marketed and sold to healthcare practitioners  in
the  alternative  healthcare marketplace.   The  acquisition  was
ultimately accomplished through the exchange of $190,000 in cash and 225,000 shares of Magellan Common Stock in exchange for all issued and
outstanding   shares  of  BioSource  Common  Stock.   BioMeridian
International, Inc. ("BioMeridian" or "BII") was formed as the surviving entity.

Business of the Company

     SIS, LLC.

           Products.  SIS, LLC has developed proprietary  systems
           --------
and  processes to provide document processing services for  large
national  and  regional  U.S. firms.   SIS,  LLC  specializes  in
healthcare claims document processing which it performs at its various facilities in Castle Dale, Ephraim, and Price, Utah, Dallas, Texas and in Jamaica. The work is performed using high-speed scanners, digital modems, satellite communications, proprietary software and OCR technology.

           Markets.  SIS, LLC has focused primarily on the health
           -------
claims processing industry. This market is on the verge of dynamic change from traditional paper claim processes which are labor intensive, to automated electronic claims processing systems. To process claims electronically requires that the payer receive electronic claim submissions. Due to many issues, including a lack of uniformity in healthcare claims, a natural distrust between providers and insurance claim payers, and cost of automation, most claims are still presented for payment on
paper.   SIS,  LLC  functions as an enabler  for  electronic
claims processing. By converting paper claims into electronic claims, at a price much lower than the payer's cost, SIS,LLC provides payers with electronic claims ready for automatic claims processing.

           Competition.   SIS, LLC believes that competition  for
           -----------
image-based entry services comes from four main sources: existing domestic and overseas data entry service bureaus, in-house data entry operations, optical character recognition technology, and electronic capture of data.

           Marketing and Distribution. SIS, LLC's primary marketing
           --------------------------
efforts  focus  upon  companies located  in  the  United  States.
Services   are  marketed  directly  and  targeted  to   insurance
companies.   The  marketing  efforts  include  direct   mailings,
followed by on-site demonstrations and custom proposals for individual clients.

           Government  Regulation.  SIS, LLC's primary business  is
           ----------------------
data entry and, as a result, no specialized licenses are required in  either  the United States or Jamaica.  However,  because  SIS
utilizes   high  speed  satellite  communications  for   document
transmission, specific licenses and restrictions are required within selected foreign jurisdictions.

           Employees.  SIS, LLC employs approximately 379 persons:
           ---------
47 in Salt Lake City, Utah, 59 in Castle Dale, Utah, 85 in Price, Utah, 38 in Ephraim, Utah, 20 in Dallas, Texas, and 130 in Montego Bay, Jamaica. Of the total number of employees, 24 are in administration, 3 are executives, and 352 are in operations.

     SkyHook.

           Products.   Since formation in February 1995,  SkyHook
           ---------
has been engaged in the development of computer-controlled multi-hook cargo transport devices which SkyHook believes will improve the safety of helicopter missions by enabling the selective delivery and retrieval of multiple external payloads during a single mission. SkyHook also believes that its devices will allow an air crew to more fully utilize a helicopter's load capacity while minimizing flight time.

           The load-bearing components of the SkyHook devices are constructed of high-quality machined components. The air frame for the heavy lift device is capable of lifting 27,000 pounds of cargo in a three hook configuration or 36,000 pounds in a six
hook   configuration.   SkyHook  has  also  developed  a  lighter
collapsible  airframe  in  a  three or  four  hook  configuration
capable   of   lifting   12,000  pounds.    These   devices   are
aerodynamically designed for stable flight, loaded or empty. Product features include aggregate and individual hook payload weight readouts, various fault condition warnings and safety warnings and load release commands allowing the drop of one or multiple loads simultaneously. Navigation, identification and other lighting systems are controlled by the operator. The products have been included in various tests with independent labs and potential customers.

          Markets.  The market for the SkyHook device consists of
          -------
utility helicopters worldwide with a cargo lift capacity ranging from 3,000 pounds to 36,000 pounds. Approximately 60% of utility helicopters are operated by government entities, with the military being the principal operator. The United States military is the largest single owner of utility helicopters, with the U.S. Army owning more than any other entity, domestically or
internationally.   Design  changes to the  device  have  resulted
principally  from testing conducted with the U.S. military.   SkyHook
expects to market its products directly  in  the  United
States (principally to the U.S. military) and through independent representatives in international markets. No devices have been sold to date and, notwithstanding favorable test results, there is no assurance that marketing of these products will be successful.

           Competition.   SkyHook is aware of one  multi-hook
           -----------
cargo transport device which is offered in four and nine hook configurations and is a commercial-grade product offering with an
electronically-activated  selective load  release.   SkyHook
believes, however, that its products have been designed to address significantly different markets requiring much greater cargo capacities with an emphasis on military and industrial applications.

           Manufacturing.  SkyHook entered into a  contract  with
           -------------
AEL-Tracor located in Lansdale, Pennsylvania, a Tracor Aerospace company ("Tracor") for manufacture of the first 26 units of the SkyHook device. In late 1997 SkyHook concluded the manufacturing contract arrangement with Tracor. Subsequent to year end, SkyHook opened a facility to manufacture and assemble the products.

           Intellectual  Property.   On  January  14,  1997, SkyHook
           ----------------------
  received notice of allowance of a United  States  patent
which relates to the SkyHook device and has filed applications related to additional features of the products. There can be no assurance given that any additional patents will be issued or that the scope of any patent obtained will exclude competitors or that any of SkyHook's rights under the patent will be held valid if subsequently challenged. The validity and breadth of claims covered in patents involve complex legal and factual
questions  and, therefore, may be highly uncertain.   Whether  or
not the SkyHook's additional patent applications are granted, others may receive patents which contain claims having a scope
broad  enough  to cover products developed by SkyHook.   SkyHook
 has also developed proprietary software utilized in its cargo management system and has filed an application to register the "SkyHook" logo as a United States trademark.

           Government  Regulation.  In addition to  military  air
           ----------------------
worthiness requirements, the SkyHook products are required to comply with the Federal Aviation Administration Regulations applicable to its products. Because the products are exterior to the aircraft, can be operated with a hand-held controller and can be jettisoned, the compliance process is not expected to have a material adverse impact on the Company's business. Military customers may purchase the products as "commercial off-the-shelf" or may seek a militarized version meeting certain military specifications. The U.S. Department of Commerce has evaluated the SkyHook products and determined that they do not require export licenses.

           Employees.  SkyHook currently employs 17 persons  full
           ---------
time, including four in administration, three in research and development, five in operations and five in sales and marketing. There are four part-time employees, one is employed in administration, three are employed in operations. The Company intends to maintain a small staff by outsourcing activities when
possible.   SkyHook  also maintains  sales  offices  through
independent representatives in Atlanta, Georgia; San Diego, California; Seattle, Washington and Washington, D.C.

     BioMeridian

           Products.  BioMeridian has a license to sell an  Electrodermal
          ----------
Screening  ("EDS") product called the LISTEN.   This  product  is
used by healthcare practitioners to measure the stress in bioelectromagnetic systems (also known as "meridians") of the human body. If stress or imbalance is detected, the LISTEN is used to recommend a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that subscribe to the LISTEN system.

           Markets.   The  emerging market for EDS  equipment  is
           -------
worldwide, crossing the boundaries of health care disciplines. The LISTEN is useful in the practice of medicine, osteopathy, homeopathy, naturopathy, acupuncture, and other disciplines.

           Competition.   There are at least nine  other  devices
           -----------
sold throughout the world that are somewhat similar to the LISTEN. These products are grouped into two general categories:
(1) Simple electronic measurement devices, which are older and less dynamic technology and (2) Computerized devices, which are similar in approach to the LISTEN.

           Manufacturing.   BioMeridian currently  assembles  the
           -------------
LISTEN  product in its facility located in Orem,  Utah.   Various
subassemblies of the product have been out-sourced to subcontract vendors.

          Intellectual Property.  BioMeridian has a perpetual, non-transferable
         ----------------------
royalty-free license to manufacture and sell the LISTEN product. Since acquiring this license in connection with the acquisition of BioSource, BioMeridian has developed a "Windows" based version of software for the LISTEN product. BioMeridian is presently pursuing copyright and other protection for the software enhancements.

           Government  Regulation.   Use  of  the  LISTEN  system
           ----------------------
internationally is subject to various regulatory requirements on a country by country basis. The product has received various forms of regulatory approval for use in Canada, Australia, South Africa and Germany. In the United States, the LISTEN system has been termed as a non-significant risk ("NSR") device and has been issued an investigational device exemption ("IDE") for the entire hardware/software system.

           Employees.  BioMeridian employs nine persons full time
           ---------
with one part time employee. Three employees are in administration, two in sales and marketing, two in training, one in engineering with one full time and one part time in operations. BioMeridian intends to maintain a small staff by establishing independent representatives in outlying geographical locations domestically and independent distributors internationally.


ITEM 2.   DESCRIPTION OF PROPERTY

     SIS, LLC.

      SIS, LLC leases five facilities. The facility used as SIS's headquarters and administrative offices contains approximately
5,800  square  feet.   The lease expires in November  1999.   The
leased facility in Castle Dale, Utah contains approximately 3,600 square feet and expires in December 1998. The leased facility in Price, Utah contains 1,350 square feet and expires in March 1999. The leased facility in Ephraim, Utah contains 5,600 square feet and is a month to month lease. The Dallas, Texas leased facility
contains  2,400  square feet and expires in December  1998.   The
Montego Bay, Jamaica leased facility contains 5,000 square feet and expires in February 1998.

     SkyHook.

     STI currently leases three facilities. The Draper, Utah facility is the headquarters of Magellan and STI. It consists of a 4,200 square-foot office and a 3,000 square-foot high-bay shop. The lease term has an initial three year term commencing July 1997 and a three year option. A separate manufacturing and assembly facility is also located in Draper, Utah. This facility has a 1,800 square-foot office and 7,000 square foot warehouse/manufacturing area. The lease term has an initial thirty month term commencing January 1998 and a three year option.

     STI's Lexington, Kentucky sales office is a 500-square-foot office of the Blue Grass Station of the Kentucky National Guard,
and  is  leased from the Commonwealth of Kentucky.   The  initial
lease term is one year, with five one year renewal options.

     BioMeridian

     BioMeridian  currently   leases   one
facility in Orem, Utah. The facility consists of a 4,100 square-foot office. The lease expires May 1999.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 28, 1997, the Company held a special meeting of shareholders (the "Special Meeting") at which the following matters were submitted to a vote of the shareholders: Proposed amendments to the Company's 1994 Stock Incentive Option Plan (the "Option Plan") to increase by 1,800,000, from 700,000 to 2,500,000 the number of shares of Common Stock available for issuance pursuant to grants under the Option Plan, to provide that the Option Plan will be administered by the Board or a Committee of non-employee Directors and to terminate the formula award provision of the Option Plan.

      The amendments to the Option Plan were proposed in order to effect changes which the Board of Directors believes were necessary to increase the number of shares available for making grants of stock options under the Option Plan to adequately attract and retain qualified individuals to manage and promote the subsidiary operations of the Company. The proposed amendments to the Option Plan were approved by the shareholders with 10,552,635 shares voting in favor, no shares voting against, and no broker non-votes.

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

Fiscal Year Ended December 31, 1997

                                               High       Low
                                                Bid       Bid

     First Quarter  . . . . . . . . . . . .    $1.25      $   .75
     Second Quarter . . . . . . . . . . . .    $1.37      $   .87
     Third Quarter  . . . . . . . . . . . .    $1.94      $  1.00
     Fourth Quarter . . . . . . . . . . . .    $3.00      $   .87

Fiscal Year Ended December 31, 1996

                                               High       Low
                                                Bid       Bid

      First Quarter . . . . . . . . . . . .    $  .42    $   .42
      Second Quarter  . . . . . . . . . . .    $ 1.00    $   .35
      Third Quarter . . . . . . . . . . . .    $ 1.00    $   .70
      Fourth Quarter  . . . . . . . . . . .    $ 1.37    $   .75

     Shareholders.   The  approximate number of  shareholders  of
     ------------
record of the Company's common stock as of March 31, 1998 was approximately one hundred and fifty (150), which does not include
shareholders  whose  shares  are  held  in  securities   position
listings.

     Dividends.   The Company has not paid any cash dividends  on
     ---------
its common stock, and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, for financing the growth and expansion of the Company.

     Unregistered  sale of securities. In October 1997 the Company completed a
     --------------------------------
share  exchange  pursuant  to  an Agreement  and  Plan  of  Share
Exchange   between   the  Company,  BioSource,   Inc.   and   the
shareholders of BioSource, Inc. The issuance of shares of common stock of the Company to individuals or entities pursuant to such share exchange was made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

     The Company sold 26,667 shares of stock for 37 cents per share to two individuals pursuant to the Company's stock incentive plan. The proceeds were used for the operating purposes of the Company. The issuance of the shares of stock were made in reliance upon the exemption provided by section 4
(2) of the Securities Act of 1933.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION

      During 1997 Magellan continued its efforts to position the Company for future growth opportunities.

      Effective October 21, 1997 the Company completed a transaction through its wholly owned subsidiary holding company,ProHealth, Inc. (formerly known as SIS, Inc.) to acquire all of the outstanding common stock of BioSource. The new and surviving entity was named BioMeridian. Subsequent to Dec. 31, 1997 the Company and the stockholders of BioSource entered into a settlement agreement to further clarify their ongoing business relationship. The net effect of these agreements included the issuance of 225,000 shares of Magellan common stock, the payment of $190,000 in cash; $105,000 at closing and $85,000 in various installments over a nine month period ending July 1998. As part of the transaction, the Company recognized goodwill of $358,997.
        The addition of BioMeridian to the Magellan family of companies has effectively positioned BioMeridian to compete in the emerging "Alternative Health Care" marketplace.

Results of Operations

     SIS, LLC.

     During 1997, SIS, LLC achieved sales of $4,015,000, compared to $2,140,000 for combined sales of SIS, LLC and SIS during all of calendar 1996. This represents an increase of 93%. The net loss for  the  corresponding  periods  was  $148,000  for  1997  and
$162,000 for 1996. The Company's share of these losses was $68,960 and $86,800 respectively. These losses are  the
result  of new management's intent to pursue rapid growth in  the healthcare industry while aggressively expensing costs associated
with  that  growth.   SIS, LLC continues  to  incur  considerable
expenses  in  order  to  position itself for  growth,  including:
creating a new data capture facility in Dallas, Texas; developing strategic selling relationships with four affiliated companies;
joint-developing three new product offerings with new affiliated companies; and hiring additional personnel in Project Management, Programming Operations Management and Sales/Marketing.

      The 1996 financial statements of the Company reflect the operations of SIS, Inc. through July 31, 1996 and then reflect its interest in the earnings/(losses) of SIS, LLC after August 1, 1996.

     SkyHook.

      SkyHook did not have any revenues in 1997 or 1996. SkyHook began marketing the SkyHook external cargo management
system  ("ECMS")  during  the summer of  1997.   In  addition  to
aggressively   marketing  the  system  to  potential   customers,
particularly the United States Military, SkyHook continued to
develop  and  test  its  products.   In  late  1997  SkyHook
introduced  the  Light  Ariel  Delivery  System  or   "LADS"   to
compliment  its  original product, the  ECMS.   There  can  be  no
assurance,   however,  that SkyHook will   not   encounter
unanticipated events or problems that could delay the marketing and distribution of the SkyHook ECMS or LADS, that SkyHook will be able to successfully market the SkyHook products, or that these products will achieve significant market acceptance.

     The 1996 financial statements of the Company reflect the operations of STI from October 15, 1996 through December 31,
1996.

     BioMeridian

     The 1997 financial statements of the Company reflect the operations of BioMeridian from October 21, 1997 through December 31, 1997. During that period the BioMeridian achieved sales of $319,000 which resulted in an operating loss of $89,500 for that period.

Liquidity and Capital Resources

      The Company's sources of liquidity have historically been cash from operations, working capital lines of credit and debt and equity financing. Until August 1, 1996, the effective date of the formation of SIS, LLC, the operations of SIS, were the Company's only source of cash from operations. Under the terms of the joint venture, it is unlikely that the Company will receive any cash from the operations of the joint venture in the foreseeable future because it is anticipated that any cash will be retained by the joint venture to fund the operations and growth of the joint venture. In addition, SkyHook is still in the development stage, has not sold any products and has not generated any revenue, and BioMeridian was not profitable during the final quarter of the year.

      As a result, the Company is currently relying solely on debt and its ability to raise additional debt and equity financing in order to finance the continued development of the SkyHook products and their introduction into the market place. On-going operations of the Company are currently consuming approximately $250,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the marketing and introduction of SkyHook products into the market place.

      During 1997 and 1996 the Company entered into several agreements to borrow necessary funds.

      During 1997 a Director/Shareholder who also serves as the Chief Executive Officer loaned $500,000 to the Company through five separate $100,000 notes through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. Effective February 27, 1998 these notes were converted to common stock of the Company. In addition, the interest payable of approximately $35,500 was used by the Director/Shareholder to exercise warrants to purchase common stock. In addition, the Director/Shareholder loaned $400,000 to the Company subsequent to the year ended December 31,1997. Effective February 27, 1998 the Director/Shareholder converted these notes payable to common stock. The interest payable of approximately $2,500 was used by the Director/Shareholder to exercise warrants to purchase common stock.

      During 1997 a Director/Shareholder loaned $250,000 to the Company throug two separate notes of $100,000 and $150,000 respectively. The notes bear interest at 12% and are payable upon demand. Effective February 27, 1998 these notes were converted to common stock of the Company. In addition, the interest payable of approximately $8,500 was used by the Director/Shareholder to exercise warrants to purchase common stock.

      The Company has entered into two separate revolving line-of-credit agreements. Each agreement is for a $750,000 line-of-credit. Each line of credit bears interest at a variable rate of prime plus 1.5%. One line matures on April 30, 1998 and the other matures on July 20, 1998. Both lines are secured by inventory and the personal guarantees of the Company's Chief Executive
Officer, a Director and a principal shareholder. As of December 31, 1997 the lines had balances outstanding of $745,000 and $740,000 respectively. The lines are being used to fund the operations of the Company.

      The  Company  entered into a non-revolving  line-of  credit
agreement  during  late 1997.  The line is  for  $1,200,000   and
bears  interest a variable rate of prime plus 1.0%.   The  line
matures on May 21, 1998. The line is secured by inventory and the personal guarantees of the parties referred to above. As of December 31, 1997 the line had a balance outstanding of $700,000. The line is being used to fund the operations of the Company.

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

      In connection with the acquisition of SkyHook, the Company assumed responsibility for a note payable to a government entity. The balance of the note was $65,906 at December 31, 1996. Terms of the note include interest at 8% and monthly installments of $2,507. The note is secured by inventory and personal guarantees of two former STI officers and one present STI director.

      The Company had a deficit in working capital as of December 31, 1997 of $3,136,800 as compared to a deficit in working capital of $62,904 as of December 31, 1996. As indicated above, the Company will require additional equity and/or debt financing in order to fund the continued operations of the Company. There can be no assurance, however, that such financing will be available on terms favorable to the Company, if at all. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services and its financial condition would be materially adversely affected.

Factors Affecting Future Results

      The Company's future operations and liquidity will be affected by among other factors, the amount of time it takes to bring the SkyHook products to market, the ability of the Company to raise sufficient debt or equity in order to finance the continued operations of the Company, new products introduced by competitors, and the ability of the Company to successfully market and sell the SkyHook products at acceptable prices. If the Company is unable to raise sufficient capital, the market acceptance of the SkyHook products is delayed, or if the SkyHook products do not achieve market acceptance, this would have a material adverse affect on the Company's financial condition and results of operations.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its wholly-owned subsidiaries can be found on pages F-1 through F-24 of this Form 10-KSB.


ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

Directors and Executive Officers

     The table below sets forth the name, age and positions or offices of each director and executive officer of Magellan Technology (MTI) and its subsidiaries, SkyHook Technologies, Inc.
(STI),  ProHealth,  Inc. (PHI), BioMeridian  International,  Inc.
(BII) and Magellan Service Company (MSC). The Board of Directors of MTI also serve as the Board of Directors of STI, PHI, BII and MSC.

Name                     Age                   Position
-----                   -----                  ---------

William  A.  Fresh        69      Chairman of the Board and Chief Executive
                                  Officer MTI, STI, PHI, BII and MSC
Reginald Hughes           53      Director; President and Chief Operating
                                  Officer, BII
Darwin  Millet            45      Director; President and Chief Operating
                                  Officer of SIS, LLC
Richard I. Winwood        55      Director
Blair  K. Blacker         54      President and Chief Operating Officer, STI;
                                  Executive Vice President, MSC
Douglas  M.  Angus        38      Secretary, Vice  President, and Chief
                                  Financial Officer, MTI, STI, PHI, BII and MSC
Irving Monclova           66      President, MSC
Robert S. Lawrence        47      Vice President of Engineering, STI
Christopher  R.  Redd     48      Vice President DoD Sales and Marketing, STI
Keith R. Gramke           38      Director of Operations, STI

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

     Reginald Hughes was elected to the Board of Directors in 1996. He is the President and Chief Operating Officer of BioMeridian International, Inc., and a director of Magellan Technology, Inc.; He co-founded STI in 1995. From 1981 to 1994, he served in various capacities with Eyring Corporation, a high tech firm in Provo, Utah, specializing in defense contracting. While with Eyring, Mr. Hughes was promoted to the positions of Director and Vice President of Finance. Prior tojoining Eyring Corporation, Mr Hughes had a successful career as a Hospital Administrator.

     Richard I. Winwood joined the Board of Directors of the Company and SIS early in 1995. Mr. Winwood is currently Chairman of the Board of Keystone Aviation, a business aircraft services company based at the Salt Lake International Airport. He also currently serves on the Board of Directors of AVM Technology Inc. and Carbon Fibre Products, Inc. In 1983, Mr. Winwood co-founded Franklin Covey Co., and subsequently served as its Executive Vice President and Chief Operating Officer. Franklin Covey is a
multinational, time management training and products company traded on the New York Stock Exchange. Prior to co-founding Franklin Covey, Mr. Winwood had a successful career in the computer services industry, working with General Electric Co., Automatic Data Processing, Inc. and Computer Sciences Corporation.

     Darwin D. Millet has been a member of the Board since 1994. Currently, he is President and Chief Operating Officer of SIS, LLC. Prior to coming to SIS, Mr. Millet served as Executive Vice President of Layton Construction Co., Inc. ("LCC") from 1992 to 1993, and as Chief Financial Officer from 1986 to 1991.

     Blair K. Blacker is President and Chief Operating Officer of SkyHook Technologies. He also serves as Executive Vice President of Magellan Service Company. From 1991 until joining SkyHook in 1996, Mr. Blacker served as a Site Manager and Deputy Director of Raytheon E Systems' Serv-Air in Lexington, Kentucky. Mr. Blacker served in the United States Army for 26 years. His military career culminated in the command of an Aviation Brigade consisting of over 200 helicopters and 1,700 soldiers. He retired as a full Colonel.

     Douglas M. Angus serves as Secretary to the Board and Vice President of Finance and Chief Financial Officer for Magellan Technology Inc. and each of its subsidiaries. Mr. Angus joined the Magellan family of companies in late 1996 as Vice President and Chief Financial Officer. Prior to joining Magellan, Mr. Angus served as the General Manager of Arcadia International, a private manufacturing concern. From 1991 to 1994 Mr. Angus was CFO and Treasurer for Eyring Corporation (a high tech software defense contractor). Mr. Angus also worked as a Certified Public Accountant for seven years with the international accounting firm of Deloitte and Touche where he was promoted to the position of Manager.

     Irving Monclova is President of Magellan Service Company. He joined Magellan in late 1996. Mr. Monclova began his career in the military. He had tours in Europe, Korea, Republic of Vietnam, Panama and Puerto Rico. He culminated his military career as Commander of readiness programs of the reserve forces. In 1982, he joined Serv-Air, Inc. In 1989, he was promoted to Vice President of Operations and Maintenance and transferred to Headquarters, Serv-Air, Inc., Greenville, Texas. In January 1993, he was promoted to the position of Vice President and Chief of Special Operations Programs.

     Robert S. Lawrence is Vice President of Engineering for SkyHook Technologies, Inc. Prior to joining SkyHook in late 1997 Mr. Lawrence was employed with the Bluegrass Avionics Division of Raytheon E-Systems where he served as Manager of Avionics Integration. Mr. Lawrence enjoyed a twenty-two year career in the U.S. Army where he received many awards and began the development of his unparalleled experience in rotor wing avionics and avionics integration.

     Christopher R. Redd serves as Vice President of DoD Sales and Marketing for SkyHook Technologies, Inc. Mr. Redd joined SkyHook in mid 1997. Chris served 20 years of active duty with the U.S. Army in logistics and aviation management. He served another 10 years as a civilian logistics management specialist, with expertise in Blackhawk helicopter nonstandard programs, for the Program Executive Office for Aviation, U.S. Army. Mr. Redd is a highly decorated veteran of Vietnam, Grenada, and Panama. He is also the most highly decorated civilian of Operation Desert Storm for his service with the U.S. Army.

     Keith R. Gramke, is Director of Operations for SkyHook Technologies, Inc. Prior to joining SkyHook in 1996, Keith worked for two divisions of Raytheon E Systems: first with Serv-Air, Inc. (SAI) as Aviation Trainer Program Manager and later for Advanced Technical Systems Support (ATS2) as Program Manager for aviation related programs. After graduating from the United States Military Academy at West Point, NY in 1982, Keith served in the U. S. Army for 9 years in various locations and positions. His military service was characterized by increasing leadership and responsibility in helicopter aviation-related operations, culminating in the successful command of an attack helicopter company.

Committees  and Meetings.  The Board of Directors met  seven  (7)
times  during  the  1997  fiscal year.   Each  of  the  directors
attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

       The Board of Directors maintains standing Audit and Compensation Committees. The members of the Audit Committee are William A. Fresh and Darwin Millet. The Committee met one (1) time during the fiscal year ended December 31, 1997. Its functions are (i) to review and approve the selection of, and all services performed by, the Company's independent auditor; (ii) to review the Company's internal controls; and (iii) to review accounting and financial controls of the Company.

      The members of the Compensation Committee are William A. Fresh and Richard I. Winwood. The Committee met four (4) times during the fiscal year ended December 31, 1997. Its functions are to determine and approve compensation arrangements for executive officers of the Company and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of executive officers of the Company and management.

Section  16(a) Beneficial Ownership Reporting.  Section 16(a)  of
the  Exchange  Act requires the Company's executive officers  and directors and persons who own more than 10% of the Common  Stock, to  file  with  the U.S. Securities and Exchange Commission  (the
"Commission") initial reports of ownership and reports of changes in  ownership of the Common Stock and other securities from which
shares  of  the  Common  Stock may be derived.   Such  directors,
officers and 10% owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they
file.   Based  solely on a review of the copies of  such  reports
received  by the Company, the Company believes that the following reports were not filed on a timely basis: WAF Investments Form  3 due  6/5/95;  filed 2/13/97, WAF Investments Form 5 due  2/14/96;
filed 2/13/97, Darwin Millet Form 5 due 2/14/95; filed 2/14/97, Darwin Millet form 5 due 2/14/96; filed 2/14/97, Doug Angus Form 5 filed 2/17/98; Form 4 due 9/10/97, Ballard Investments form 5 due 2/14/95; filed 2/27/97, Ballard Investments Form 5 due 2/14/96; filed 2/27/97,
William A. Fresh  Form 5 filed  2/17/98; Form 4 due 9/10/97.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets  forth,
for   the  three  fiscal  years  ended  December  31,  1997,  the
compensation paid to the Company's Chief Executive  Officer.   No
executive officer of the Company received salary and bonus compensation in excess of $100,000. The Chairman and CEO of the Company has agreed to serve without salary compensation until the Company achieves profitable operations. In April 1997 the Board granted a stock option to the Company's CEO for 250,000 shares of common stock.

                                                                  Long-term
                          Annual Compensation                   Compensation
                   __________________________________________    ___________
          Name                                     Other
          and                                      Annual        Securities
        Principle              Salary   Bonus    Compensation    Underlying
        Position         Year    ($)     ($)         ($)         Options
_______________________________________________________________  ___________

William A. Fresh         1997    -0-      -0-         -0-          250,000
Chief Executive Officer  1996    -0-      -0-         -0-            -0-
                         1995    -0-      -0-         -0-            -0-
_____________________

Option Grants in Last Fiscal Year
        The following table sets forth the options granted to executive officers in the last fiscal year.

                                  %of Options
       Name and      Number        Granted to
       Principle    of Options     Employees in      Exercise   Expiration
       Position      Granted       Fiscal Year       Price        Date
------------------------------------------------------------------------------
William A. Fresh    250,000          22%              .37       April 2004
CEO
Douglas M. Angus     50,000           4%              .37       June  2004
Vice President
------------------------------------------------------------------------------




Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

        The following table sets forth the aggregate value of options to acquire shares of the Common Stock held by the Chief Executive Officer on December 31, 1997.

                                                        Value of Unexercised
                            Number of Unexercised      In-the-Money Options at
                             Options at FY-End(#)        FY-End ($)(1)_____
                            ----------------------     -----------------------
       Name               Unexercisable/Exercisable   Unexercisable/Exercisable
--------------------      -------------------------   -------------------------
William A. Fresh                 500/250,500                  0/$156,250
____________________

(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1997.

     Director Compensation.  Directors of the Company are currently paid no
     ---------------------
fee for their service on the Board of Directors. Directors are also not currently paid a fee for, or reimbursed for expenses incurred with respect to, attendance at board or committee meetings.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT

      The following table lists the number of shares of Common Stock beneficially owned as of March 31, 1998, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                       Beneficial Ownership
                                                       As of March 31, 1998
                                                     -----------------------
                                                                  Percentage
                                                 Number of         of Class
Name  and  Address  of Beneficial  Owner          Shares          Outstanding
-----------------------------------------        ---------       -------------
William A. Fresh                                 5,066,269(1)         30.8%
2238 E. Gambel Oak Drive
Sandy, Utah  84092

Richard Winwood                                  3,647,715(2)         22.2%
7069 S. Highland Drive, Suite 102
Salt Lake City, Utah  84121

Ballard Investments                              1,709,987(3)         10.4%
2611 East 1300 South
Salt Lake City, Utah  84108

Reginald Hughes                                    504,991(4)          3.1%
1482 East 920 South
Provo, Utah  84606

Darwin D. Millet                                   285,503(5)          1.7%
12090 South Woodridge Road
Sandy, Utah  84124

Douglas M. Angus                                    84,167(6)           .5%
589 East 2150 South
Bountiful, Utah  84010

All officers and directors as                     9,588,645          58.31%
a group (5 persons)

The percentages set forth above have been computed based on 16,444,017 shares, which is the number of shares of the Common Stock outstanding and exercisable warrants and options held by officers and directors, excluding treasury shares held by the Company, outstanding as of March 31, 1998.
________________________

(1)   Includes 1,386,750 shares held by WAF Investment  Company,  a
Utah limited partnership, of which Mr. Fresh is a general partner, 1,133,332 shares held by Reva Luana Fresh, spouse, 50,000 shares held by the William A. and Reva Luana Fresh Family
Living  Trust,  100,000 shares held by William A.  &  Reva  Luana
Fresh Charitable Remainder Trust, 60,000 shares held in trusts in which Reva Luana Fresh is the custodian, 316,667 shares held by Orem Tek Development, a Utah S Corporation, of which Mr. Fresh is a shareholder, 163,393 share issuable upon the exercise of currently exercisable warrants, and 250,500 shares issuable upon presently exercisable options.

(2) 3,139,150 shares are held by Keystone Ventures, L.C., a Utah limited liability company, of which Mr. Winwood is a member.
Includes 146,184 shares issuable upon the exercise of currently exercisable warrants.

(3)   Includes  170,837  shares  issuable  upon  presently
exercisable  warrants.   Craig  Ballard,  a  general  partner  of
Ballard Investments, has the power to vote the shares and to make investment decisions with respect to the shares on behalf of Ballard Investments.

(4) The shares are held by a Utah limited liability partnership of which Mr. Hughes is a general partner

(5) Includes 93,836 shares issuable upon presently exercisable warrants or options which become exercisable in the next 60 days.

(6)    Includes 64,167 of presently exercisable options.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Revolving  Line  of  Credit Guaranties.   During 1997 the
      --------------------------------------
Company entered into two separate line of credit agreements. Each of these agreements is for a $750,000 revolving line of credit secured by inventory and receivables. Three of the Company's major stockholders have individually, personally guaranteed $500,000 (one third of the total of the two lines which total $1,500,000). Two of these individuals also serve as Directors, one of which also serves as the Company's Chief Executive Officer. The lines of credit bear interest at prime plus 1.5% . As of December 31, 1997, $740,000 and $745,000 respectively were outstanding under these line of credit agreements.

      Non-Revolving Line of Credit Guaranties.  During  1997  the
      ----------------------------------------
Company entered into a non-revolving line of credit agreement. The agreement is for a $1,200,000 non-revolving line of credit secured by inventory and receivables. Three of the Company's major stockholders (two individuals and one entity) have personally and jointly guaranteed up to $1,200,000. The two individuals also serve as Directors, one of which also serves as the Company's Chief Executive Officer. The line of credit bears interest at prime plus 1.0%. As of December 31, 1997, $700,000 was outstanding under this non-revolving line of credit agreement.

        Notes Payable to a Shareholder.  During 1997 a Director/Shareholder
        -------------------------------
who also serves as the Chief Executive Officer loaned $500,000 to the Company through five separate $100,000 notes through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. Effective February 27, 1998 these notes were converted to common stock of the Company at 75 cents a share. In addition, the interest payable of approximately $35,500 was used by the Director/Shareholder to exercise warrants to purchase common stock, the warrants had exercise prices of 20 cents to 37 cents a share. In addition, the Director/Shareholder loaned $400,000 to the Company subsequent to the year ended December 31, 1997. Effective February 27, 1998 the Director/Shareholder converted these notes payable to common stock at 75 cents a share. The interest payable of approximately $2,500 was used by the Director/Sharholder to exercise warrants to purchase common stock, the warrants had exercise prices of 20 cents to 37 cents a share.


        Notes Payable to a Shareholder.  During 1997 a Director/Shareholder
        -------------------------------
loaned $250,000 to the Company through two separate notes of $100,000 and $150,000 respectively. The notes bear interest at 12% and are payable upon demand. Effective February 27, 1998 these notes were converted to common stock of the Company at 75 cents a share. In addition, the interest payable of approximately $8,500 was used by the Director/Shareholder to exercise warrants to purchase common stock, the warrants had exercise prices of 20 cents to 37 cents a share.

        Notes  Payable.  As of December 31, 1997, the  Company  owed
       ----------------
$42,389 to a government entity.
Terms of the note include interest at 8%, monthly installments of $2,507. The note is secured by inventory and personal guarantees from a Director and two individuals. The two individuals are former STI officers, the director is also an officer of one of the Company's subsidiaries.

       Payroll  Guaranty.   The president of  BII  has  personally
       ------------------
guaranteed the monthly payroll of STI. The agreement is between the president of STI and a third party employee leasing company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following documents are furnished as exhibits to this Form 10-KSB

  S-B                                                   Incorporated    Filed
Item No.            Description                         by Reference   Herewith
--------            -----------                         -------------  --------

 3-1     Articles of Incorporation of the Company            (1)

 3-2     Amendment to Articles of Incorporation approved     (2)
         March 8, 1996

 3-3     By-Laws of the Company                              (3)

10-1     Settlement Agreement with the Shareholders of
         BioSource                                                          X

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

     (b)  Reports on Form 8-K.

     (A)   The  Company filed a Report on Form 8-K dated  November  3,
     1997  reporting  the acquisition BioSource, Inc.   The  financial
     statements of BioSource, Inc. were filed as part of the report.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MAGELLAN TECHNOLOGY, INC.



                            By:/s/ William A. Fresh
                               _____________________
                               William A. Fresh, Chief Executive Officer

                            Date:  April  14, 1998

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                          Position                          Date
     ----                          --------                          -----
/s/William A. Fresh     Chairman of the Board of Directors      April 14, 1998
-------------------     and Chief Executive Officer(Principal
   William A. Fresh     Executive and Financial Officer)

/s/Reginald Hughes      Director                                April 14, 1998
-------------------
   Reginald Hughes


/s/Richard I. Winwood   Director                                April 14, 1998
---------------------
   Richard I. Winwood

/s/Darwin D. Millet     Director                                April 14, 1998
-------------------
   Darwin D. Millet

                                                   MAGELLAN TECHNOLOGY, INC.
                                  Index to Consolidated Financial Statements
-----------------------------------------------------------------------------







                                                                Page
                                                               ------

Independent auditors' report                                    F-1

Consolidated balance sheet                                      F-2

Consolidated statement of operations                            F-3

Consolidated statement of stockholders'
equity (deficit)                                                F-4

Consolidated statement of cash flows                            F-5

Notes to consolidated financial statements                      F-6

                                               INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Magellan Technology, Inc.


We have audited the consolidated balance sheet of Magellan Technology, Inc. (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Technology, Inc. as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

                                             TANNER+Co.

Salt Lake City, Utah
February 13, 1998 except for Note 19,
which is dated February 27, 1998

                                                    MAGELLAN TECHNOLOGY, INC.
                                                   Consolidated Balance Sheet

                                                            December 31, 1997
-----------------------------------------------------------------------------

            Assets
            ------
Current assets:
   Cash                                                          $    111,402
   Inventory                                                          375,993
   Prepaid expenses                                                   194,815
                                                                 -------------
             Total current assets                                     682,210

Investment in joint venture                                         1,325,027

Property and equipment, net                                           336,421

Goodwill, net                                                         344,039
                                                                 -------------
             Total assets                                        $  2,687,697
                                                                 -------------
------------------------------------------------------------------------------

            Liabilities and Stockholders' Deficit
            -------------------------------------
Current liabilities:
        Accounts payable                                        $     478,702
        Accrued liabilities                                           206,749
        Related party notes payable                                   750,000
        Notes payable                                               2,210,022
        Current portion of long-term debt                             173,537
                                                                --------------

              Total current liabilities                             3,819,010

Long-term debt                                                        591,717
                                                                --------------
              Total liabilities                                     4,410,727
                                                                --------------
Commitments                                                                 -

Stockholders' deficit:
        Common stock, par value $.0002 per share, 25,000,000
         shares authorized, 13,872,505 shares issued and
         outstanding                                                    2,774
        Additional paid-in capital                                  6,890,419
        Unearned compensation                                       (236,000)
        Accumulated deficit                                       (8,380,223)
                                                                --------------
                Total stockholders' deficit                       (1,723,030)
                                                                --------------
                Total liabilities and stockholders' deficit    $    2,687,697
                                                                --------------
------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements               F-2

                                        MAGELLAN TECHNOLOGY, INC.
                                        Consolidated Statement of Operations

                                                     Years Ended December 31,

                                                             1997       1996
                                                         ----------------------

Net sales                                                $  319,611  $1,150,046
                                                         ----------------------

Costs and expenses:
        Costs of sales                                       57,180     742,759
        General and administrative                        2,764,150     632,677
        Compensation expense - stock options                252,000           -
        Purchased in-process research and development            -    2,557,114
                                                          ---------------------
                                                          3,073,330   3,932,550
                                                          ---------------------
                Loss from operations                     (2,753,719) (2,782,504)
                                                          ---------------------
Other income (expense):
        Equity in loss of joint venture                     (68,960)    (86,804)
        Interest expense                                   (161,843)    (47,644)
        Other, net                                          (12,870)     (4,427)
                                                          ---------------------
                                                           (243,673)   (138,875)
                                                          ---------------------
                Loss before benefit for income taxes     (2,997,392) (2,921,379)

Benefit for income taxes                                          -           -
                                                           --------------------
                Net loss                                $(2,997,392) (2,921,379)
                                                           --------------------
                Net loss per share                      $      (.22)$      (.33)






-------------------------------------------------------------------------------
See Accompanying notes to consolidated financial statements.               F-3

                                                  MAGELLAN TECHNOLOGY, INC.
                    Consolidated Statement of Stockholders' Equity (Deficit)

                                     Years Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------

                                   Common Stock        Additional     Unearned
                                  --------------        Paid-In        Compen-         Accumulated
                                 Shares      Amount     Capital        sation           Deficit            Total
                                 --------------------------------------------------------------------------------
Balance, January 1, 1996        7,135,936  $  1,427  $  2,587,047    $   -           $   (2,461,452)  $   127,022

Issuance of common stock for:
Acquisition of subsidiary       4,874,936       975     1,802,751        -                      -       1,803,726
Cash                            1,428,572       286       499,714        -                      -         500,000
Accounts payable                  164,727       333         2,912        -                      -          32,945
Services                           16,667         3         6,164        -                      -           6,167

Capital contribution from
joint venture                           -         -     1,380,765        -                      -       1,380,765

Net loss                                -         -             -        -             (2,921,379)     (2,921,379)
                                 ----------------------------------------------------------------------------------

Balance, December 31, 1996     13,620,838     2,724     6,309,353        -             (5,382,831)        929,246

Issuance of common stock for:
Acquisition of subsidiary         225,000        45        83,205        -                      -          83,250
Cash                               26,667         5         9,861        -                      -           9,866

Issuance of compensatory
stock options and amortization
of unearned compensation                -         -       488,000    (236,000)                  -         252,000

Net loss                                -         -             -         -            (2,997,392)     (2,997,392)
                                ----------------------------------------------------------------------------------

Balance, December 31, 1997     13,872,505  $  2,774  $  6,890,419  $ (236,000)    $    (8,380,223)  $  (1,723,030)
                               -----------------------------------------------------------------------------------




---------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.        F-4

                                                    MAGELLAN TECHNOLOGY, INC.
                                         Consolidated Statement of Cash Flows
                                                     Years Ended December 31,
------------------------------------------------------------------------------
                                                       1997           1996
                                                   ---------------------------
Cash flows from operating activities:
Net loss                                           $ (2,997,392)  $ (2,921,379)

Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization                        41,489        104,296
    Equity in loss from joint venture                    68,960         86,804
    Stock compensation                                  252,000              -
    Common stock issued for in-process research
    and development                                           -      1,587,114
    Common stock issued for services                          -          6,167
    Loss on disposal of property and equipment                -         67,105
    Provision for losses on accounts receivable               -         (8,915)
    Other non-cash expenses                              74,946               -
   (Increase) decrease in:
      Accounts receivable                                18,500        103,330
      Inventories                                      (367,993)             -
      Prepaid expense                                  (188,690)       (50,470)
      Other assets                                            -        (54,654)
   Increase (decrease) in:
      Accounts payable                                  376,800        (23,618)
      Accrued liabilities                               117,362        (81,769)
      Deferred revenue                                        -         (1,439)
                                                     --------------------------
          Net cash used in
          operating activities                       (2,604,018)    (1,187,428)
                                                     --------------------------

Cash flows from investing activities:
    Purchase of property and equipment                 (288,157)      (210,577)
    Net cash investment in joint venture                      -        (17,634)
    Net cash (paid) received in acquisition            (102,890)       242,747
                                                      -------------------------
                 Net cash (used in) provided by
                 investing activities                  (391,047)        14,536
                                                      -------------------------
Cash flows from financing activities:
    Increase in notes payable                         2,185,000        344,642
    Proceeds from related party notes payable           750,000              -
    Proceeds from long-term debt                        111,429        500,000
    Payments on long-term debt                          (38,515)      (232,841)
    Proceeds from issuance of common stock                9,866        500,000
                                                       ------------------------
       Net cash provided by
       financing activities                           3,017,780      1,111,801
                                                       ------------------------
       Net increase (decrease) in cash                   22,715        (61,091)
Cash, beginning of year                                  88,687        149,778
                                                       ------------------------
Cash, end of year                                     $ 111,402    $    88,687
                                                      ------------------------
------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.             F-5

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1997 and 1996
-----------------------------------------------------------------------------

1. Summary of      The consolidated financial statements consist of Magellan
   Significant     Technology, Inc. (the Company) and its wholly owned
   Accounting      subsisidiaries, ProHealth, Inc. (ProHealth)
   Policies        (formerly Satellite Image Systems, Inc.), SIS Jamaica, LTD
   Organization    (SIS Jamaica), BioMeridian International, Inc.(BioMeridian)
                   (formerly BioSource, Inc.), which the Company acquired effective October 15, 1997, and SkyHook Technologies, Inc.
                   (SkyHook) which the Company acquired effective October 15, 1996.

                   The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction.
                   As part of the transaction, the Company recognized goodwill of $358,997.

                  The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. As part of th is transaction, the Company recognized $2,557,114 as purchased in-process research and development expense.

                   In addition, on August 1, 1996, the Company transferred its interest in the assets, liabilities, and operations conducted by SIS,Inc. to Satellite Image Systems, LLC
                   (SIS, LLC), a joint venture. The Company received a 49% interest in SIS, LLC whose assets include those transferred by the Company as well as $3,000,000 cash transferred by the other party to the transaction. Since the Company has no further obligation for funding of the operations of SIS, LLC, a $1,380,764 contribution to capital was recognized in accordance with the provisions of SEC Staff Accounting Bulletin 51. The financial statements reflect the investment in SIS, LLC under the equity method of accounting.
                   Summarized financial information for SIS, LLC is included in note 14.

                   Business Activity
                   The Company's operations consist of: 1) manufacturing and distribution of a medical device used by health care practitioners (conducted by BioMeridian), 2) manufacturing and distributing a helicopter cargo management system (conducted by SkyHook), and 3) providing image-based data entry services (conducted by ProHealth and SIS,LLC).
-------------------------------------------------------------------------------

   Significant     Separate information concerning the assets, revenue and
   Accounting      operation of each segment are included in the financial
   Policies        statments.  All operations of the data entry segment are
   Continued       conducted by SIS, LLC an unconsolidated subsidiary accounted for using the equity method of accounting.

                   Principles of Consolidation
                   The consolidated financial statements include the financial statements of the Company and its subsidiaries, BioMeridian subsequent to October 15, 1997, SkyHook subsequent to October 15, 1996 and SIS Jamaica prior to July 31, 1996. All significant intercompany balances and transactions have been eliminated.

                   Estimates in the Preparation of Financial Statements
                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                   Cash and Cash Equivalents
                   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.
-------------------------------------------------------------------------------

1. Summary of      Inventories
   Significant     Inventories are recorded at the lower of cost or market,
   Accounting      cost being determined on a first-in, first-out (FIFO)
   Policies        method.  Substantially, all items included in inventory
   Continued       at December 31, 1997 are finished goods.

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

                   Goodwill
                   Goodwill reflects the excess of the costs of purchasing BioMeridian over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over 5 years. At December 31, 1997, the accumulated amortization and amortization expense was $14,958.

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


                   Earnings Per Common and Common Equivalent Share
                   The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

                   The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.
-------------------------------------------------------------------------------
                                                                           F-8

2. Going           The accompanying consolidated financial statements have been
   Concern         prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company had a deficit in working capital of $3,136,800, and an accumulated deficit of$8,380,223 and incurred a loss of $2,997,392 for the year ended December 31,1997. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management anticipates that sales of the helicopter cargo transport equipment and operations of BioMeridian will provide positive cash flow during 1998. However, there can be no assurance they will be successful.


3. Property and    Property and equipment consists of the following:
   Equipment
                   Equipment                              $     246,944
                   Furniture and fixtures                       140,484
                   Leasehold improvements                         6,883
                                                          --------------
                                                                394,311

                   Accumulated depreciation and
                   amortization                                 (57,890)
                                                          ---------------
                                                           $    336,421
                                                          ---------------

4. Related         At December 31, 1997, the Company has unsecured notes payable
   Party Notes     due to shareholders and entities owned by a shareholder
   Payable         totaling $750,000.  Each note has a stated interest rate of
                   12% and is payable on demand.
-----------------------------------------------------------------------------

                                                 MAGELLAN TECHNOLOGY, INC.
                                  Notes to Consolidated Financial Statments
                                                                 Continued
------------------------------------------------------------------------------

5. Notes           At December 31, 1997, notes payable consist of various
   Payable         revolving and non-revolving lines-of-credit.  The terms of those agreements are as follows:

                       Revolving line-of-credit which allows
                       the Company to borrow up to $750,000 at
                       an interest rate equal to the bank's
                       prime rate plus 1.5% (10% at December
                       31, 1997), due April 15, 1998, secured
                       by the assets of SkyHook and guaranteed
                       by certain shareholders.                   $   745,000

                       Revolving line-of-credit which allows
                       the Company to borrow up to $750,000 at
                       an interest rate equal to the bank's
                       prime rate plus 1.0% (9.5% at December 31,
                       1997), due July 20, 1998 and guaranteed
                       by certain shareholders                        740,000

                       Non-revolving line-of-credit which allows
                       the Company to borrow up to $1,200,000 at
                       an interest rate equal to the bank's prime
                       rate plus 1.0% (9.5% at December 31, 1997),
                       due May 21, 1998 and guaranteed by certain
                       shareholders                                   700,000

                       Revolving line-of-credit which allows the
                       Company to borrow up to $25,050 at an
                       interest rate equal to the bank's prime
                       rate plus 2.0% (10.5% at December 31, 1997).
                       The note is due June 14, 1998 and guaranteed
                       by a shareholder                                25,022
                                                                     ----------
                                                                   $ 2,210,022

-------------------------------------------------------------------------------
                                                                          F-10

                                                   MAGELLAN TECHNOLOGY, INC.
                               Notes to the Consolidated Financial Statements
                                                                   Continued
------------------------------------------------------------------------------
6. Long-term       Long-term debt is comprised of the following:
   Debt                Unsecured note payable to SIS, LLC,
                       interest payable quarterly at the prime
                       rate minus 1%, and commencing in October
                       1998, principal payments of $9,722 due
                       monthly until paid in full               $     350,000

                       Unsecured note payable to SIS, LLC,
                       interest payable quarterly at the prime
                       rate minus 1%, and commencing in October
                       1998, principal payments of $4,167 due
                       monthly until paid in full                     150,000

                       Note payable to a governmental entity due
                       in monthly installments of $2,507,
                       including interest at 8%, secured by the
                       personal guarantees of certain shareholders,
                       inventory, equipment and receivables            42,389

                       Unsecured, non-interest bearing notes
                       payable to the former shareholders of
                       BioMeridian, payable in monthly installments
                       of $7,500                                       77,500

                       Unsecured note payable to and individual,
                       payable in monthly installments of $2,000
                       including interest at 10%                       19,615

                       Capital lease obligation (see note 7)          125,750
                                                                 -------------
                                                                      765,254
                       Less current portion                          (173,537)
                                                                 -------------
                                                                 $    591,717
                                                                 -------------



------------------------------------------------------------------------------
                                                                         F-11

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                   Continued
------------------------------------------------------------------------------

6. Long-term       Future maturities of long-term debt are as follows:
   Debt
   Continued             Year                                       Amount
                         -----                                      -------
                         1998                                   $   173,537
                         1999                                       204,917
                         2000                                       206,492
                         2001                                       152,616
                         2002                                        27,692
                                                                -------------
                                                                $   765,254
                                                                -------------

7. Capital         The Company leases certain equipment under a noncancellable
   Lease           lease agreement.  The lease provides the Company the option
   Obligation      to purchase the leased asset at the end of the initial lease term. The asset under capital lease at December 31, 1997 is included in property and equipment as follows:

                   Equipment                                    $   125,750

                   Less accumulated amortization                        (99)
                                                                 ------------
                                                                $   125,651






                   Depreciation and amortization expense for the asset under capital lease for the period ended December 31, 1997 was $99. The capital lease obligation has an imputed interest rate of 9% and is payable in monthly installments through December 2002. Future maturities and minimum payments on capital lease obligations are as follows:

                   Amounts due                                   $  158,400
                   Less amount representing interest                (32,650)
                                                                 ------------
                   Present value of future minimum capital lease $  125,750
                                                                 ------------

------------------------------------------------------------------------------
                                                                        F-12

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                    Continued
------------------------------------------------------------------------------

8. Income          The benefit for income taxes is different than amounts which
   Taxes           would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                      Years Ended
                                                      December 31,
                                          -----------------------------------
                                               1997                1996
                                          -----------------------------------
          Federal income tax benefit
                at statutory rate          $ 1,019,000         $  993,000
          Meals and entertainment               (2,000)            (2,000)
          Change in valuation allowance     (1,017,000)          (991,000)
                                           ----------------------------------
                                           $        -          $       -
                                           ----------------------------------


          Deferred tax assets (liabilities) are comprised of the following:


          Net operating loss carryforwards                     $  2,179,000
          Subsidiaries stock basis                                  874,000
          Stock options and warrants                                 86,000
          Valuation allowance                                    (3,139,000)
                                                               -------------
                                                               $         -
                                                               -------------


          At December 31, 1997, the Company has a net operating loss carryforwards available to offset future taxable income of approximately $6,400,000, which will begin to expire in 2008.
          The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can beutilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


------------------------------------------------------------------------------
                                                                          F-13

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                  Continued
------------------------------------------------------------------------------


9. Related         During 1997 and 1996, interest expense of approximately
   Party           $30,068 and $8,675, respectively, was recognized on
   Transactions    obligations due to shareholders of the Company.

                   Interest expense related to notes payable to SIS, LLC for the years ended December 31, 1997 and 1996 totaled $37,500 and $8,889, respectively.

10. Supplemental   During 1997, the Company purchased all of the outstanding
    Cash Flow      common stock of BioMeridian International, Inc. (formerly
    Information    BioSource, Inc.) in a purchase transaction.  The Company
                   paid cash of $105,000 for the common stock and recorded net assets from the acquisition as follows:

                           Cash                                 $      2,110
                           Accounts receivable                        18,500
                           Inventory                                   8,000
                           Property and equipment, net                 9,188
                           Intangibles                               358,997
                           Accounts payable                          (57,955)
                           Accrued expenses                          (14,132)
                           Long-term debt                            (26,436)
                           Notes payable                             (25,022)
                                                                --------------
                                                                     273,250


                           Less amount financed with long-term debt  (85,000)
                           Less common stock issued                  (83,250)
                           Less cash received                         (2,110)
                                                                --------------
                                      Net cash paid             $    102,890
                                                                --------------
------------------------------------------------------------------------------
                                                                         F-14

10. Supplemental   During the year ended December 31, 1996:
    Cash Flow
    Information       On August 1, 1996, the Company transferred all of its
    Continued         assets and liabilities in exchange for a 49% interest in
                      SIS,LLC. The net assets transferred consisted of the following:

                      Accounts receivable                      $    260,848
                      Other current assets                          148,306
                      Property and equipment, net                   506,252
                      Other assets                                  179,586
                      Accounts payable                              (91,000)
                      Accrued expenses                              (86,322)
                      Debt                                         (760,331)
                                                               --------------

                        Net assets purchased                        157,339

                        Less investment in joint venture           (174,973)
                                                               --------------
                        Net cash investment                    $    (17,634)
                                                               --------------




                   The Company increased the investment in joint venture and increased additional paid-in capital of $1,380,764 in accordance with the provisions of SEC Staff Accounting Bulletin 51 (see note 1).


                      During 1996, the Company purchased 646,667 shares of SkyHook common stock for $635,000 cash. On October 15, 1996,the Company acquired the balance of the outstanding shares of SkyHook in a purchase transaction. The Company issued 4,874,936 shares of its common stock and $335,000 cash for SkyHook common stock. The net assets acquired are as follows:

                      Prepaid expenses                         $      96,873
                      Property and equipment, net                     67,836
                      Accounts payable                               (23,265)
                      Accrued expenses                               (82,579)
                      Long-term debt                                 (85,000)
                      Common stock                                  (216,612)
                                                                --------------
                      Net cash received                        $     242,747
                                                                --------------
------------------------------------------------------------------------------
                                                                         F-15

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                   Continued
------------------------------------------------------------------------------

10. Supplemental   The Company reduced accounts payable in the amount of $32,945
    Cash Flow      in exchange for the issuance of 164,727 shares of common
    Information    stock.
    Continued      Actual amounts paid for:


                                                         Years Ended
                                                         December 31,
                                                ----------------------------
                                                    1997             1996
                                                ----------------------------

                   Interest                     $  161,843       $  47,644
                                                ----------------------------
                   Income taxes                 $        -       $       -
                                                ----------------------------


------------------------------------------------------------------------------
                                                                         F-16

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                  Continued
------------------------------------------------------------------------------

11. Stock Options  The Company has an incentive stock option plan wherein
    and Warrants   2,500,000 shares of the Company's common stock can be
                   issued. The Company has granted stock options to certain officers and shareholders of the Company to purchase shares of the Company's restricted common stock. In addition, the Company granted warrants to related parties. Generally stock options issued to employees are subject to vesting provisions for several years. Upon issuance of stock options/warrants, unearned compensation equivalent to the difference between the option/warrant exercise price and the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the period during which the option/warrant vests. Amortization of $252,000 was recorded in 1997. A schedule of the options and warrants at December 31, 1997 is as follows:

                                  Number of
                         --------------------------            Price Per
                          Options        Warrants                Share
                       -------------------------------------------------------
    Outstanding at
    January 1, 1996      413,598          233,342          $   .20 to 1.20
    Granted              597,000                -              .30 to .37
    Exercised                  -                -                       -
    Expired             (106,262)               -                     .37
                       -------------------------------------------------------

Outstanding at
December 31, 1996        904,336          233,342               .20 to 1.20
Granted                1,159,000          412,500               .37 to 1.00
Exercised                (26,667)               -                       .37
Forfeited                (13,333)               -                       .37
                        ------------------------------------------------------
Outstanding at
December 31, 1997      2,023,336          645,842           $   .20 to 1.20
                       -------------------------------------------------------
------------------------------------------------------------------------------
                                                                         F-17

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                 Continued
------------------------------------------------------------------------------
12. Stock-Based    The Financial Accounting Standards Board has issued
    Compensation   Compensation   Statement of Financial Accounting Standards
                   No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, compensation expense has been recognized for the stock option plans based on the intrinsic value method. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                          Years Ended
                                                          December 31,
                                                 ----------------------------
                                                    1997                1996
                                                 ----------------------------

                   Net loss - as reported        $  2,997,392   $  (3,216,787)
                   Net loss - pro forma          $ (4,166,227)  $  (3,229,683)
                   Loss per share - as reported  $       (.22)  $        (.33)
                   Loss per share - pro forma    $       (.30)  $        (.33)
                                                 -----------------------------

                   The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                          December 31,
                                                   ---------------------------
                                                    1997               1996
                                                   ---------------------------

                   Expected dividend yield         $        -    $          -
                   Expected stock price volatility        203%            280%
                   Risk-free interest rate                5.5%            5.5%
                   Expected life of options         5 to 10 years  2 to 5 years
                                                    --------------------------

                   The weighted average fair value of options granted during 1997 and 1996 are $1.55 and $.36, respectively.
------------------------------------------------------------------------------

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                  Continued
------------------------------------------------------------------------------
12. Stock-Based    The following table summarizes information about stock
    Compensation   options and warrants  outstanding at December 31, 1997:
    Continued


                           Outstanding                   Exercisable
          --------------------------------------------------------------------
                                   Weighted
                                   Average
                    Number         Remaining    Weighted     Number    Wieghted
     Range of      Outstanding    Contractual    Average   Exercisable  Average
     Exercise         at             Life       Exercise       at      Exercise
     Prices        12/31/97         (Years)      Price      12/31/97     Price
    --------------------------------------------------------------------------
    $.20 to.37    $2,345,844         4.4         $0.35     1,192,010     $0.34
           .60        33,334         2.4          0.60        13,334      0.60
  1.00 to 1.20       290,000         6.8          1.00         8,000      1.05
    ---------------------------------------------------------------------------
    $.20 to 1.20   2,669,178         4.6         $0.42     1,213,344     $0.35



13. Earnings Per   In February 1997, the Financial Accounting Standards Board
    Share          issued Statement of Financial Accounting Standards No. 128
                   (SFAS128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share,instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.

-------------------------------------------------------------------------------
                                                                           F-19

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                  Continued
-------------------------------------------------------------------------------

13. Earnings Per   Earnings per share information is as follows:
    Share
    Continued                                           Years Ended
                                                        December 31,
                                               -------------------------------
                                                    1997            1996
                                               -------------------------------

        Net loss available to common
        stockholders                           $ (2,997,392)    $ (2,921,379)
                                               -------------------------------
        Average equivalent shares
        (basic and diluted)                    $ 13,685,000     $  8,984,000

        Net loss per share                     -------------------------------
        (basic and diluted)                    $      (.22)     $      (.33)
                                               -------------------------------


14. Significant    Summarized financial information for SIS, LLC, a significant
    Unconsolidated unconsolidated affiliate of the Company, is as follows:
    Affiliate

                                                         December 31
                                               --------------------------------
        Year-end financial position:                 1997           1996
                                               --------------------------------
        Current assets                         $  1,166,600       $  1,898,399
        Noncurrent assets                      $  1,954,725       $  1,274,959
        Current liabilities                    $    225,508       $    118,128
        Noncurrent liabilities                 $     46,296       $     57,407

        Results of operations:
                                                                    Period
                                                    Year           August 1
                                                    Ended           1996 to
                                                 December 31,     December 31,
                                                    1997             1996
                                                -------------------------------
                        Sales                   $  4,015,220      $  990,049
                        Net loss                $   (148,302)     $ (177,150)

-------------------------------------------------------------------------------
                                                                          F-20

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                 Continued
-------------------------------------------------------------------------------

15. Business       The Company operates in three business segments:
    Segments       1) Image-based data entry services, 2) Medical device
                   manufacture and distribution , 3) Helicopter cargo management systems manufacture and distribution.

                   The following tables present financial information by business segment for the years ended December 31, 1997 and 1996. Subsequent to October 15, 1996, the operations of SIS, LLC have been accounting for using the equity method of accounting.


                                            Helicopter
                   Image-                     Cargo
                Based Data                   Manage-     Corporate
                   Entry        Medical       ment       and Elimi-   Consoli
  1997           Services       Devices      Systems      nations      dated
-------------------------------------------------------------------------------
Sales to
unaffiliated
customers      $     -        $ 319,611    $     -      $      -   $   319,611
Operating loss       -          (89,501)    (2,254,339)  (409,879)  (2,753,719)
Equity in loss
of joint venture (68,960)             -          -              -      (68,960)
Identifiable
assets               -          119,796        900,882   1,667,019   2,687,697
Capital
expenditures         -           49,958        238,199          -      288,157
Depreciation         -            4,709         21,822      14,958      41,489

                                            Helicopter
                   Image-                     Cargo
                Based Data                   Manage-     Corporate
                   Entry        Medical       ment       and Elimi-   Consoli
  1997           Services       Devices      Systems      nations      dated
-------------------------------------------------------------------------------
Sales to
unaffiliated
customers     $ 1,150,046     $       -   $       -    $       -    $ 1,150,046
Operating
loss               49,065             -      (225,404)   (2,606,165) (2,782,504)
Equity in
loss of
joint venture     (86,804)            -           -            -        (86,804)
Identifiable
assets          1,468,933             -       141,278        19,141   1,629,352
Capital
expenditures      138,735             -        71,842          -        210,577
Depreciation       97,611             -         6,685          -        104,296

------------------------------------------------------------------------------

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial statements
                                                                  Continued
-------------------------------------------------------------------------------

16. Fair Value of  None of the Company's debt instruments are held for trading
    Financial      purposes. The Company estimates that the fair value of all
    Instruments    financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in the interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

17. Commitments    Operating Leases
                   The Company is obligated under certain non-cancelable operating leases for rental of office and manufacturing space. Total lease expense for the years ended December 31, 1997 and 1996 was approximately $58,000 and $99,000, respectively. Future minimum lease payments under noncancellable operating leases with initial terms of one year or more are as follows at December 31, 1997:


                   Years Ended December 31,                     Amount
                   ------------------------                ---------------

                           1998                             $   172,776
                           1999                                 143,270
                           2000                                  61,531
                                                           ----------------
                                                            $   377,577
                                                           ----------------






18. Pro Forma      The following condensed pro forma combined statements of
    Condensed      operations for the years ended December 31, 1997 and 1996
    Combined       for Magellan and BioMeridian assumes the acquisition of
    Statement of   BioMeridian by Magellan as of the beginning of the years
    Operations     then ended.
-------------------------------------------------------------------------------

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to Consolidated Financial Statements
                                                                  Continued
-------------------------------------------------------------------------------

18. Pro Forma      The pro forma results of operations are not necessarily
    Condensed      indicative of the results of operations that would actually
    Combined       have been obtained if the transactions had occurred as of
    Statement of   the beginning of the years then ended. These statements
    Operations     should be read in conjunction with the historical financial
    Continued      statements and related notes.

                   Pro forma information for the year ended December 31, 1997 is as follows:

                   Magellan        BioMeridian
                  Technology      International
                     Inc.              Inc.      Total   Adjustments  Combined
                  -------------------------------------------------------------
Net sales       $     -         $  1,006,762   $1,006,762  $    -   $ 1,006,762
Costs and
expenses         (1,798,680)        (819,323)  (2,618,003)      -    (2,618,003)
                  -------------------------------------------------------------
Net (loss)
income          $(1,798,680)    $    187,439   $(1,611,241) $   -   $(1,611,241)
                 --------------------------------------------------------------
Net loss per
share                  (.13)                                               (.12)
                 -------------                                       -----------
Weighted average
number of common
shares
outstanding       13,638,000                                          13,863,000
                 -------------                                       -----------

                   Pro forma information for the year ended December 31, 1996 is as follows:

                   Magellan        BioMeridian
                  Technology      International
                     Inc.              Inc.      Total   Adjustments  Combined
                  -------------------------------------------------------------
Net sales       $  1,150,046     $   947,798   $2,097,844  $    -   $ 2,097,844
Costs and
expenses         (4,071,425)        (679,138)  (4,750,563)      -    (4,750,563)
                  -------------------------------------------------------------
Net (loss)
income          $(2,921,379)    $    268,660   $(2,652,719) $   -   $(2,652,719)
                 --------------------------------------------------------------
Net loss per
share                  (.33)                                               (.29)
                 -------------                                       -----------
Weighted average
number of common
shares
outstanding        8,984,000                                          9,209,047
                 -------------                                       -----------
-------------------------------------------------------------------------------

                                                   MAGELLAN TECHNOLOGY, INC.
                                   Notes to consolidated Financial Statements
                                                                  Continued
-------------------------------------------------------------------------------

19. Subsequent     Effective February 27, 1998, the related party notes payable
    Events         (see note 4), in the amount of $750,000, were converted to common stock of the ompany. In addition, the interest payable of approximately $44,000 was used by the shareholders to exercise warrants to purchase common stock.


                   In addition, a shareholder loaned $400,000 to the Company subsequent to the year ended December 31, 1997. And effective February 27, 1998, the shareholder converted these notes payable to common stock. The interest payable of approximately $2,500 was used by the shareholder to exercise warrants to purchase common stock.


------------------------------------------------------------------------------