Form 10QSB
period 1998-03-31
MAGELLAN TECHNOLOGY INC
filed 1998-05-15
CIK 855923

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ______________  to ______________

          Commission file number:  0-18271
                                   -------

                       MAGELLAN TECHNOLOGY, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                 Utah                                87-0467614
         -----------------------------    -----------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        Incorporation or Organization)

          13526 South 110 West
          Draper, Utah                                   84020
        ----------------------------------------       ----------
        (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:   (801)495-2211
                                                      -------------
      Indicate by check mark whether the registrant (1)  has
filed  all  reports required to be filed by  Section  13  or
15(d) of the Securities and Exchange Act of 1934 during  the preceding  12  months (or for such shorter period  that  the registrant was required to file such reports), and  (2)  has been  subject to such filing requirements for  the  past  90
days.  Yes  X   No
          -----    ----
Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date:
                                             Outstanding at
          Class                              March 31, 1998
          -----                              ---------------
Common Stock, $.0002 par value              15,557,600 shares

                                 FORM 10-QSB

                     Financial Statements and Schedules
                          Magellan Technology, Inc.

                    For the Quarter Ended March 31, 1998

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                       Part I - Financial Information
                       -------------------------------
Item 1.        Financial Statements

               Condensed consolidated balance sheet
                 for March 31, 1998 and year-end
                 for December 31, 1997                                 2

               Condensed consolidated statement of
                 operations for the three months
                 ended March 31, 1998 and 1997                         4

               Condensed consolidated statement of cash flows for
                 the three months ended March 31, 1998 and 1997        5

               Notes to condensed consolidated
                 financial statements                                  7

Item 2.        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations      8

                 Part II - Other Information

Item 1.        Legal Proceedings                                      10

Item 2.        Changes in Securities                                  10

Item 3.        Defaults upon Senior Securities                        10

Item 4.        Submission of Matters to a Vote of
                 Security Holders                                     10

Item 5.        Other information                                      10

Item 6(a)      Exhibits                                               10

Item 6(b)      Reports on Form 8-K                                    10

                           MAGELLAN TECHNOLOGY, INC.
                             AND SUBSIDIARIES


                       Condensed Consolidated Balance Sheet



ASSETS                                   March 31,1998          Dec. 31 1997
                                          (Unaudited)            (Audited)
                                        ---------------       ---------------
Current Assets:

    Cash                                $       141,465       $       111,402

    Other Current Assets                         837,352              570,808

         Current Assets                          978,817              682,210

    Property and Equipment, net                  452,850              336,421

    Net Asset in Discontinued
    Operations                                  1,324,829           1,325,027

    Goodwill,net                                  327,685             344,039
                                        ------------------    ---------------
          Total Assets                          3,084,181           2,687,697
                                        ==================    ===============

                           MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY         March 31,1998       Dec. 31, 1997
                                              (Unaudited)          (Audited)
                                             -------------        -----------
Current Liabilities:

   Current Portion of long-term debt         $   181,564          $   173,537

   Notes Payable                               2,734,918            2,210,022

   Related Party Notes Payable                   400,000              750,000

   Accounts Payable                              407,900              478,702

   Accrued Liabilities                           181,746              206,749
                                              ------------         -----------
      Current Liabilities                      3,906,128            3,819,010

Long-Term Debt                                   526,621              591,717
                                              ------------         -----------
       Total Liabilities                       4,432,749            4,410,727
                                              ------------         -----------

Stockholders' Equity:

  Common Stock, par value $.0002 per share;
  25,000,000 shares authorized,
  15,557,600 & 13,620,838 shares issued
  and outstanding at March 31, 1998 and
  December 31, respectively                        3,111               2,774

  Additional Paid-in Capital                   8,086,633           6,890,419

  Unearned Compensation                         (209,717)           (236,000)

  Retained Deficit                            (9,228,595)         (8,380,223)
                                              -----------         ------------
 Total Stockholders' Equity                   (1,348,568)         (1,723,030)
                                              -----------         ------------
 Total Liabilities and Stockholders'
            Equity                          $  3,084,181         $ 2,687,697
                                              ===========         ============

                           MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operation
                                  (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                       --------------------------------
                                            1998              1997
                                       --------------     -------------

Revenue from Sales:                    $    242,617       $          -

Cost of Sales:                               46,719                  -
                                       ---------------    --------------
Gross Margin:                               195,898                  -
                                       ---------------    --------------

Operating Expenses:

  Selling, General and Administrative       567,347            226,708
  Depreciation & Amortization                36,642              3,356
  Compensation Expense-Stock Options         26,283
  R & D Expenses                            320,657            137,024
                                       ----------------   ---------------
       Total Operating Expenses             950,929            367,088
                                       ----------------   ---------------
  Income(Loss) from Operations:            (755,031)          (367,088)

  Other Income (Expense):
    Loss from Discontinued Operations          (198)           (44,687)
    Interest Expense                        (93,145)           (17,070)
    Other, net                                   -                 752
                                       -----------------   ----------------
        Net Income (Loss)              $   (848,374)       $  (428,093)
                                       -----------------   ----------------
                                       -----------------   ----------------
        Net Income (Loss) per share    $       (0.06)      $      (0.03)
                                       -----------------   ----------------
                                       -----------------   ----------------
Weighted average shares outstanding       14,434,203         13,620,838
                                       =================   ================

                           MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
Cash Flows from Operating Activities:                 1998          1997
                                                --------------    ------------

Net Income (Loss)                               $    (848,374)    $   (428,093)
Adjustments to Reconcile Net Income (Loss)
to Net CAsh used in Operating Activities:
  Depreciation & Amortization                          36,644            3,356
  Loss From Discontinued Operations                       198           44,687
  Stock Compensation                                   26,283
  (Increase) Decrease in:
    Accounts Receivable                               (12,950)
    Other Current Assets                             (253,594)         (76,791)
   Increase (Decrease) in:
    Accounts Payable                                  (70,802)          18,161
    Accrued Liabilities                               (25,003)          11,910
    Deferred Revenue                                      -                -
                                                 ---------------   ------------

Net Cash used in Operating Activities               (1,147,598)       (426,770)

                                                 ---------------    -----------
Cash Flows from Investing Activities:
 Purchase of Machinery and Equipment                 (136,717)          (9,710)
                                                 ----------------   -----------
  Net Cash used in Investing Activities              (136,717)          (9,710)
                                                 ----------------   -----------

Cash Flows from Financing Activities:
  Net Proceeds from Notes Payable,
  Related Party Notes Payable
  and Long-Term Debt                                  509,000          375,000
  Reduction of Long-Term Debt                        (391,173)          (6,244)
  Proceeds from Issuance of Common Stock            1,196,551
  (Conversion of Debt to Common Stock)           ----------------    ----------
     Net Cash Provided by Financing
     Activities:                                    1,314,378          368,756
                                                 ----------------   -----------
     Net Increase (Decrease) in cash                   30,063          (67,724)

Cash, Beginning of Period                             111,402           88,687
                                                 ----------------   -----------
Cash, End of Period                              $    141,465       $   20,963
                                                 ================   ===========

                           MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                       1998          1997
                                                --------------    ------------


Cash paid during the period for:
     Interest                                   $    59,497       $   13,806
                                                ==============    ============

     Income Taxes                               $       500       $      -
                                                ==============    ============

                  MAGELLAN TECHNOLOGY, INC.
                      AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, ProHealth, Inc. (formerly known as Satellite Image Systems, Inc. (SIS, Inc.)) and SIS Jamaica, LTD (SIS Jamaica), SkyHook Technologies, Inc. (SkyHook), which the Company acquired effective October 15, 1996, and BioMeridian International, Inc. (BioMeridian) (formerly BioSource, Inc.) which the Company acquired effective October 15, 1997. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. The Company recognized goodwill of $358,997. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations conducted by SIS, Inc. to Satellite Image Systems, LLC (SIS, LLC), a joint venture. As of March 31, 1998 the Company was the owner of a 46.5% interest in SIS, LLC. The financial statements reflect the investment in SIS, LLC under the equity method of accounting.

(2) The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

(3) (Loss) per share is based on the weighted average number of shares outstanding at March 31, 1998 and 1997, respectively.

(4) During the three months ended March 31, 1998, the Company borrowed $10,000 under a line-of-credit agreements. The Company also borrowed $499,000 under a term credit agreement. The funds from each of these agreements were used to finance operations. As of March 31, 1998 the company had the following outstanding balances payable under credit agreements; 745,000 due April 15, 1998, $750,000 due July 20, 1998 and $1,199,000 due May 19, 1998. Each of
     these credit agreements are secured by inventory and the personal guarantees of the Company's Chief Executive
     Officer,  a Director, and a major shareholder.    Notes
     payable at March 31, 1998 also include a small line of credit for approximately $25,000 and a note payable to an individual for approximately $15,000.

(5) During the three months ended March 31, 1998 the Company borrowed $800,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under five separate $100,000 unsecured note payable agreements and under two separate $150,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The funds were used to finance operations.

(6) Effective February 27, 1998 $1,150,000 of related party notes payable were converted to common stock of the Company. In addition, interest payable of approximately $46,500 was used by the individuals to exercise warrants to purchase common stock.

(7) Subsequent Event. Effective May 12, 1998 the Company entered into an agreement to sell its 46.5% interest in SIS, LLC. Terms of the agreement include an initial payment of $1,500,000 and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the operating results of SIS, LLC. The Company intends to use the funds for working capital and debt reduction.

               PART I - FINANCIAL INFORMATION


ITEM 2 - Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
Operations for the three months ended March 31, 1998

Results of SkyHook

During the three months ended March 31, 1998 the Company continued to aggressively pursue development and marketing of the SkyHook External Cargo Management System (SkyHook
ECMS). The Company also continued to improve the SkyHook Light Ariel Delivery System (SkyHook LADS). This new lower cost system is designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS compliments the SkyHook ECMS which is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to compliment the ECMS product, the company can effectively meet the varying needs of its customers. Both the SkyHook ECMS and SkyHook LADS were tested and demonstrated with potential customers. Marketing and sales professionals have participated in several trade shows and other marketing activities. These activities included demonstrations of the product and visits to potential customers. Both products have received favorable reviews in industry publications. Notwithstanding these continued favorable preliminary results, there is no assurance that marketing of the SkyHook CMS or the SkyHook LADS will be successful.

Results of BioMeridian

For the three months ended March 31, 1998 BioMeridian achieved sales of $242,617 which resulted in an operating loss of $132,864. BioMeridan continues to focus its efforts on enhancing domestic and international distribution channels for its Computerized Electro-Dermal Screening
(CEDS) products. Management of BioMeridian believes that the company is being well positioned to experience significant growth in the alternative health care marketplace. On May 6, 1998 the Company announced that it has entered into an agreement to acquire Digital Health, LLC, a competitor to BioMeridian in the CEDS marketplace. The combined companies will pool their resources and expertise to maintain leadership through technological advantages and superior distribution channels.

Results of SIS, LLC

Since the formation of SIS, LLC, the Company has accounted for the earnings and transactions of SIS, LLC under the equity method of accounting. For the three months ended March 31, 1998 the Company's books reflect a net loss of $198, its 46.5% share of the income of SIS, LLC for the Quarter based upon revenues of $1,188,000. These results compare favorably with the three month period ended March 31, 1997 during which time period the Company record a loss of $44,687 for its 49% ownership of SIS, LLC on total revenues of $772,172.


Liquidity and Capital Resources

During the three months ended March 31, 1998, the Company borrowed $10,000 under a line-of-credit agreements. The
Company also borrowed $499,000 under a term credit agreement. The funds from each of these agreements were used to finance operations. As of March 31, 1998 the company had the following outstanding balances payable under credit agreement; 745,000 due April 15, 1998, $750,000 due July 20, 1998 and $1,199,000 due May 19, 1998. Each of
these credit agreements are secured by inventory and the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder.

During the three months ended March 31, 1998 the Company borrowed $800,000 from the Company's Chief Executive Officer or from entities controlled by this individual, under five separate $100,000 unsecured note payable agreements and under two separate $150,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The funds were used to finance operations.

Effective February 27, 1998 $1,150,000 of related party notes payable were converted to common stock of the Company. In addition, the interest payable of approximately $46,500 was used by the individuals to exercise warrants to purchase common stock.

SkyHook Technologies, Inc. is still in the development stage and is not expected to generate any revenue through sales of products or services until the third quarter of 1998. As a result, the Company must rely solely on its lines-of-credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to the SkyHook CMS and the SkyHook LADS. On-going operations of the Company are currently consuming approximately $195,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook product lines and their introduction into the market place. BioMeridian has also experience operating losses duringthe three month period ended March 31, 1998. The Company is forecasting profitable operations for BioMeridian as of the third quarter 1998. There can be no assurance that the Company will be able to obtain needed financing on terms favorable to the Company. If the company is unable to raise additional capital, the ability of the Company to successfully market and distribute the SkyHook CMS and its financial condition would be materially adversely affected.

                 PART II - OTHER INFORMATION



Item 1.        Legal proceedings:  None.

Item 2.        Changes in Securities:  None.

Item 3.        Defaults upon Senior Securities:  None.

Item 4.        Submission of Matters to a Vote of Security Holders:  None.

Item 5.        Other information:

On  May  6,  1998 the Company signed a Letter of  Intent  to acquire Digital Health of Draper, Utah. Digital Health is an international leader in Computerized Electro-Dermal Screening (CEDS), a revolutionary computer-based technology used to assist healthcare practitioners to screen a broad range of health disorders.

On May 12, 1998 the Company entered into an agreement to sell its 46.5% interest SIS, LLC. Terms of the agreement include a $1,500,000 initial payment and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the performance of SIS, LLC. The Company intends to use the funds for working capital and debt reduction.


Item 6.        Exhibits and Reports on Form 8-K:

               (a)  Sale Purchase Agreement

               (b)  None.

                         SIGNATURES

     In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   MAGELLAN TECHNOLOGY, INC.
                   -------------------------
                          (Registrant)




/s/ Douglas M. Angus                              May 14, 1997
___________________________                      --------------
Douglas M. Angus                                 Date
Vice President - Finance