Form 10QSB
period 1998-06-30
MAGELLAN TECHNOLOGY INC
filed 1998-08-14
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

(    )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from __________  to __________

                  Commission file number:  0-18271


                            MAGELLAN TECHNOLOGY, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


            Utah                                        87-046761
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  13526 South 110 West
  Draper, Utah                                            84020
 ---------------------------------------                  -----
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (801) 495-2211
                                                   ----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding at
                  Class                                      June 30, 1998
                --------                                   ------------------
Common Stock,  $.0002 par value                             17,599,536 shares

                                   FORM 10-QS

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                       For the Quarter Ended June 30, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         Part I - Financial Information
                     ------------------------------------
Item 1.           Financial Statements

                  Condensed consolidated balance sheet
                      for June 30, 1998 and year-end
                      for December 31, 1997                                 3

                  Condensed consolidated statement of
                      operations for the three and six months
                      ended June 30, 1998 and 1997                          5

                  Condensed statement of cash flows for the
                      six months ended June 30, 1998
                      and 1997                                              6

                  Notes to condensed consolidated
                      financial statements                                  8

Item 2.           Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                            10

                           Part II - Other Information
                       ----------------------------------
Item 1.           Legal Proceedings                                         13

Item 2.           Changes in Securities                                     13

Item 3.           Defaults upon Senior Securities                           13

Item 4.           Submission of Matters to a Vote of
                      Security Holders                                      13

Item 5.           Other information                                         13

Item 6(a)         Exhibits                                                  13

Item 6(b)         Reports on Form 8-K                                       13

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet



ASSETS                                         June 30, 1998       Dec. 31, 1997
                                                 (Unaudited)          (Audited)
                                              ----------------   ---------------
Current Assets:

          Cash                                $     189,554       $     111,402

          Other Current Assets                    1,966,194             570,808
                                              ----------------    --------------
                       Current Assets             2,155,748             682,210
                                              ----------------    --------------
          Property and Equipment, net               509,832             336,421

          Licenses & Technology, net              1,443,099               -

          Goodwill, net                             306,574             344,039

          Net Asset in Discontinued Operations         -              1,325,027
                                               ---------------     -------------

                       Total Assets            $  4,415,253        $  2,687,697
                                                ==============      ============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet



LIABILITIES AND STOCKHOLDERS' EQUITY         June 30, 1997       Dec. 31, 1997
                                               (Unaudited)          (Audited)
                                           -----------------    ---------------
Current Liabilities:

       Current Portion of long-term debt     $    176,269        $     173,537

       Line of Credit                           2,270,022            2,210,022

       Notes Payable                              175,571                   -

       Related Party Notes Payable                450,000             750,000

       Accounts Payable                           746,305             478,702

       Accrued Liabilities                        369,912             206,749
                                            ---------------      --------------
            Current Liabilities                 4,188,079           3,819,010

Long-Term Debt                                    526,543             591,717
                                            ---------------      --------------
            Total Liabilities                   4,714,622           4,410,727
                                            ---------------      --------------
Stockholders' Equity:

   Common  Stock,   par  value  $.0002
   per  share;   25,000,000   shares
   authorized,  17,599,536  shares
   issued and  outstanding as of June 30,
   1998                                             3,520               2,774

          Additional Paid-in Capital            9,890,599           6,890,419

          Unearned Compensation                  (183,434)           (236,000)

          Retained Deficit                    (10,010,054)         (8,380,223)
                                            ---------------       -------------
            Total Stockholders' equity           (299,369)         (1,723,030)
                                            ---------------       -------------
  Total Liabilities and Stockholder's Equity $  4,415,253        $  2,687,697
                                            ===============       =============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                 Three Months Ended                        Six Months Ended
                                                                        June 30,                                 June 30,
                                                       ------------------------------------    ------------------------------------
                                                            1998                1997                1998                1997
                                                       ---------------    -----------------    ----------------    ----------------
Revenue from Sales:                                          $ 735,969                 $ -           $ 978,586                 $ -

Cost of Sales:                                                 179,220                   -             225,939                   -
                                                      -----------------   -----------------    ----------------    ----------------

Gross Margin:                                                  556,749                   -             752,647                   -

Operating Expenses:

      Selling, General and Administrative                      907,569             239,877           1,474,916             466,585
      Depreciation & Amortization                               53,948               4,536              90,590               7,892
      Compensation Expense - Stock Options                     127,533                                 153,816
      R & D Expenses                                           322,116             154,643             642,772             291,667
                                                      -----------------   -----------------    ----------------    ----------------

         Total Operating Expenses                            1,411,166             399,056           2,362,094             766,144
                                                      -----------------   -----------------    ----------------    ----------------

Income (Loss) from Operations:                                (854,417)           (399,056)         (1,609,447)           (766,144)

Other Income (Expense):

      Equity in Loss of Joint Venture                           (4,852)              6,129              (5,050)            (38,558)
      Interest Expense                                        (102,212)            (28,855)           (195,357)            (45,925)
      Gain on sale of Joint Venture                            180,023                                 180,023
      Other, net                                                                    (7,790)                                 (7,038)
                                                      -----------------   -----------------    ----------------    ----------------

         Net Income (Loss)                                  $ (781,458)         $ (429,572)       $ (1,629,831)         $ (857,665)
                                                      =================   =================    ================    ================

         Net Income (Loss) per share                           $ (0.05)            $ (0.03)            $ (0.11)            $ (0.06)
                                                      =================   =================    ================    ================


Weighted average shares outstanding                         15,447,560          13,628,338          15,447,560          13,628,338
                                                      =================   =================    ================    ================

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                               June 30,

Cash Flows form Operating Activities:                                                    1998               1997
                                                                                   ----------------   ----------------
          Net Income (Loss)                                                         $ (1,629,831)      $    (857,665)
          Adjustments to Reconcile Net Income (Loss)
          to Net Cash used in Operating Activities:
                       Depreciation & Amortization
                                                                                           90,590               7,892
                       Stock Compensation                                                 153,816
                       Equity in Loss of Joint Venture                                      5,050              38,558
                       (Gain) on Sale of Assets                                          (180,023)
                       (Increase) in:
                                   Accounts Receivable                                  (376,820)                   -
                                   Other Current Assets                                  (79,527)             (97,690)
                                   Inventory                                            (939,038)
                                   Cash Deposits                                                -                   -
                                   Capitalized Software, Net                                    -                   -
                       Increase in:
                                   Accounts Payable                                       267,603              53,780
                                   Accrued Liabilities                                    163,163              31,468
                                   Deferred Revenue                                             -                   -
                                                                                    ----------------     --------------
                       Net Cash used in Operating Activities                          (2,525,017)            (823,657)

Cash Flows from Investing Activities:
          Purchase of Machinery and Equipment                                           (216,511)             (23,687)
          Sale of Investment in Subsidiary                                              1,500,000
                                                                                     ---------------     ---------------
                       Net Cash used in Investing Activities                            1,283,489             (23,687)

Cash Flows from Financing Activities:
          Net Proceeds from Notes Payable and Line of Credit                            1,382,122             830,000
          Proceeds from the Issuance of Common Stock Options                                                    7,500
          Reduction of Long-Term Debt                                                    (62,442)             (27,615)
                                                                                     ---------------      --------------
                       Net Cash Provided by (Used in) Financing Activities:             1,319,680             809,885
                                                                                     ---------------      --------------
                       Net Decrease in cash                                                78,152             (37,459)

Cash, Beginning of Period                                                                 111,402              88,687
                                                                                     ---------------      --------------
Cash, End of Period                                                                 $     189,554       $      51,228
                                                                                     ===============      ==============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                 1998           1997
                                            ------------    ------------
Cash paid during the period for:

          Interest                          $  152,630       $   28,379
                                            ============    ============
          Income Tax                        $        -       $        -


Nonmonetary Financing and Investing Activities

          During May 1998, the Company acquired the net assets of Digital Health for $1,453,125 with the issuance of common stock and additional debt.

          During the first six months of 1998, $1,650,000 of notes payable to related parties and $46,551 of accrued interest payable were converted to common stock of the Company.

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, BioMeridian Corporation (formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.)) and SIS Jamaica, LTD (SIS Jamaica), SkyHook
         Technologies, Inc. (SkyHook), which the Company acquired effective October 15, 1996, and BioMeridian International, Inc. (BioMeridian) (formerly BioSource, Inc.) which the Company acquired effective October 15, 1997. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. The Company recognized goodwill of $358,997 in connection with the BioSource transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations conducted by SIS, Inc. to Satellite Image Systems, LLC (SIS, LLC), a joint venture. On May 12, 1998 the Company sold its 46.5% interest in SIS, LLC. In connection with the sale the company recognized a gain of $180,023. On June 15, 1998 the Company completed the acquisition of certain licenses and technology of Digital Health, LLC in exchange for 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000.

(2) The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

(3) (Loss) per share is based on the weighted average number of shares outstanding at June 30, 1998 and 1997, respectively.

(4) Effective May 12, 1998 the Company entered into an agreement to sell its 46.5% interest in SIS, LLC. Terms of the agreement include an initial payment of $1,500,000 and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the operating results of SIS, LLC. $1,200,000 of the funds received were used to retire a non-revolving term line of credit. The balance of the funds were used for working capital purposes.

(5) On May 19, 1998 the company entered into a new $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended June 30, 1998 the Company borrowed an additional $750,000 under the new revolving line of credit. The proceeds were used to purchase inventory and fund operations. The new revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of June 30, 1998 the Company had an outstanding balance of $2,245,000 under the new revolving line of credit. Notes payable at June 30, 1998 also include a small line of credit for approximately $25,000.

(6) During the six months ended June 30, 1998 the Company borrowed $1,000,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under seven separate $100,000 unsecured note payable agreements and under two separate $150,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 from two of its major shareholders under two separate note payable agreements for $250,000 and $100,000 respectively. Each note payable bears interest at 12% and is payable upon demand. The funds from these transactions were used to finance operations.

(7) Effective February 27, 1998, $1,150,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of approximately $46,500 was used by the related parties to exercise warrants to purchase common stock. Effective April 29, 1998, $500,000 of related party notes payable were converted to common stock of the Company.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six-month period ended June 30, 1998 compared to the six-month period ended June 30, 1997

Due to the formation of SIS, LLC effective August 1, 1996 and the acquisition of SkyHook Technologies, Inc. effective October 15, 1996, the acquisition of BioMeridian (formerly BioSource) effective October 21, 1998 and the acquisition of certain licenses and technology from Digital Health, LLC effective June 15, 1998, the focus of the company for the six month period ended June 30, 1998 has changed significantly when compared to the activities of the six month period ended June 30, 1997. Accordingly, no comparison between current and prior year's operating results is meaningful.

Operations for the three-month period  ended June 30, 1998

Results of SkyHook

During the three months ended June 30, 1998 the Company continued to aggressively pursue development and marketing of the SkyHook External Cargo Management System (SkyHook ECMS). The Company also continued to improve the SkyHook Light Ariel Delivery System (SkyHook LADS). This new lower cost system is designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS compliments the SkyHook ECMS which is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to compliment the ECMS product, the company can effectively meet the varying needs of its customers.

Results of BioMeridian

For the three months ended June 30, 1998 BioMeridian achieved sales revenues of $735,969 which resulted in a second quarter operating loss of $49,755. This compares favorably with first quarter sales of $242,617 which resulted in a first quarter operating loss of $132,864. On June 15, 1998 the Company completed an agreement to acquire certain licenses and technology of Digital Health, LLC, a competitor to BioMeridian in the Meridian Stress Assessment ("MSA") marketplace. The combined companies have pooled their resources and expertise. BioMeridan continues to focus its efforts on enhancing domestic and international distribution channels for its MSA products. Management of BioMeridian believes that the company is now well positioned to for growth in the alternative health care marketplace.

Results of SIS, LLC

Since the formation of SIS, LLC, the Company has accounted for the earnings and transactions of SIS, LLC under the equity method of accounting. On May 12, 1998 the Company entered into an agreement to sell its 46.5% interest SIS, LLC. Terms of the agreement include a $1,500,000 initial payment and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the performance of SIS, LLC. For the three months ended June 30, 1998 the Company's books reflect a net loss of $4,852, its 46.5% share of the loss of SIS, LLC through May 12, 1998.

Operations for the Six-month period ended June 30, 1998

Results of SkyHook

During the six months ended June 30, 1998 both the SkyHook ECMS and SkyHook LADS were tested and demonstrated with potential customers. Marketing and sales professionals have participated in several trade shows and other marketing activities. These activities included demonstrations of the product and visits to potential customers. Both products have received favorable reviews in industry publications. Notwithstanding these continued favorable preliminary results, there is no assurance that marketing of the SkyHook ECMS or the SkyHook LADS will be successful.

Results of BioMeridian

For the six months ended June 30, 1998 BioMeridian achieved sales revenues of $978,586 which resulted in an operating loss of $182,619.

Results of SIS, LLC

For the six months ended June 30, 1998 the Company's books reflect a net loss of $5,050, its 46.5% share of the loss of SIS, LLC through May 12, 1998. On May 12, 1998 the Company entered into an agreement to sell its 46.5% interest SIS, LLC. Terms of the agreement include a $1,500,000 initial payment and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the performance of SIS, LLC.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a new $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended June 30, 1998 the Company borrowed an additional $750,000 under the new revolving line of credit. The proceeds were used to purchase inventory and fund operations. The new revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of June 30, 1998 the Company had an outstanding balance of $ 2,245,000 under the new revolving line of credit.

During the six months ended June 30, 1998 the Company borrowed $1,000,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under seven separate $100,000 unsecured note payable agreements and under two separate $150,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 from two of its major shareholders under two separate note payable agreements, one for $250,000 and one for $100,000. Each note payable bears interest at 12% and is payable upon demand. The funds from these transactions were used to finance operations.

The Company's wholly owned subsidiary, SkyHook Technologies, Inc. ("SkyHook"), is still in the development stage and is not expected to generate any revenue through sales of products or services until late 1998. As a result, the Company must rely solely on its lines-of-credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to the SkyHook and its products. On-going operations of the Company are currently consuming approximately $210,000 of cash each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook product lines and their introduction into the market place.

Another wholly owned subsidiary, BioMeridian International, Inc. ("BioMeridian"), has also experienced operating losses during the six-month period ended June 30, 1998. The Company is forecasting profitable operations for BioMeridian commencing the third quarter 1998.

There can be no assurance that the Company will be able to obtain needed debt or equity capital required to operate on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries, and its financial condition would be materially adversely affected.

                           PART II - OTHER INFORMATION



Item 1.           Legal proceedings:  None.

Item 2.           Changes in Securities:  None.

Item 3.           Defaults upon Senior Securities:  None.

Item 4.           Submission of Matters to a Vote of Security Holders:  None.

Item 5.           Other information:

Item 6.           Exhibits and Reports on Form 8-K:

         (a) The Company filed a Report on Form 8-K dated June 15, 1998 reporting the acquisition of Certain licenses and technology of Digital Health, LLC.

         (b)      None.








                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAGELLAN TECHNOLOGY, INC.
                        --------------------------------
                                  (Registrant)




\s\Douglas M. Angus                                         August 12, 1998
------------------------                                    ---------------
Douglas M. Angus                                                  Date
Vice President - Finance



                                                                   EXHIBIT 6 (a)