Form 10-Q
period 1998-09-30
MAGELLAN TECHNOLOGY INC
filed 1998-11-13
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

    (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-18271


                            MAGELLAN TECHNOLOGY, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                  Utah                                  87-0467614
---------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

13526 South 110 West
Draper, Utah                                                           84020
---------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:   (801) 495-2211
                                                   ----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding at
           Class                                           September 30, 1998
          -----                                            ------------------
Common Stock, $.0002 par value                              17,599,536 shares

                                   FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                    For the Quarter Ended September 30, 1998

   The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1. Financial Statements

        Condensed consolidated balance sheet for September 30, 1998 and
        year-end for December 31, 1997                                         3

        Condensed consolidated statement of operations for the three and six
        months ended June 30, 1998 and 1997                                    4

        Condensed statement of cash flows for the six months ended
        June 30, 1998 and 1997                                                 5

        Notes to condensed consolidated financial statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

                           PART II - OTHER INFORMATION
                           ---------------------------
Item 1.           Legal Proceedings                                           12

Item 2.           Changes in Securities                                       12

Item 3.           Defaults upon Senior Securities                             12

Item 4.           Submission of Matters to a Vote of Security Holders         12

Item 5.           Other information                                           12

Item 6(a)                  Exhibits                                           12

Item 6(b)                  Reports on Form 8-K                                12




                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets

                                                                                     Sep 30, 1998         Dec 31, 1997
                                      ASSETS                                          (Unaudited)           (Audited)
                                                                                    -------------        -------------
Current Assets:
 Cash                                                                                  $ 110,035            $ 111,402
 Accounts Receivable                                                                     296,142
 Inventories                                                                           1,805,598
 Other Current Assets                                                                    179,542              570,808
                                                                                    -------------        -------------
   Current Assets                                                                      2,391,317              682,210
                                                                                    -------------        -------------

 Property and Equipment, net                                                             975,327              336,421
 Licenses & Technology, net                                                            1,404,687                    -
 Goodwill, net                                                                           288,541              344,039
 Net Asset in Discontinued Operations                                                          -            1,325,027
                                                                                    -------------        -------------
   Total Assets                                                                      $ 5,059,872          $ 2,687,697
                                                                                    =============        =============
                                    LIABILITIES

Current Liabilities:
 Accounts Payable                                                                      $ 949,394            $ 478,702
 Accrued Liabilities                                                                     340,596              206,749
 Line of Credit                                                                        3,020,824            2,210,022
 Related Party Notes Payable                                                           1,040,000              750,000
 Notes Payable                                                                            32,097                    -
 Current Portion of long-term debt                                                       440,622              173,537
                                                                                    -------------        -------------
   Current Liabilities                                                                 5,823,533            3,819,010

 Long-Term Debt                                                                          679,710              591,717
                                                                                    -------------        -------------
   Total Liabilities                                                                   6,503,243            4,410,727
                                                                                    -------------        -------------
                               STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
 50,000,000 shares authorized, 17,599,536 shares
 issued and outstanding as of September 30, 1998.                                          3,520                2,774

 Additional Paid-in Capital                                                            9,890,599            6,890,419
 Unearned Compensation                                                                  (157,151)            (236,000)
 Accumulated Deficit                                                                  (8,380,223)          (5,382,831)
 Current Earnings/(Loss)                                                              (2,800,116)          (2,997,392)
                                                                                    -------------        -------------
   Total Stockholders' equity                                                         (1,443,371)          (1,723,030)
                                                                                    -------------        -------------
     Total Liabilities and Stockholders' Equity                                      $ 5,059,872          $ 2,687,697
                                                                                    =============        =============


                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                          -------------     -------------     -------------     -------------
                                                               1998              1997              1998              1997
                                                          -------------     -------------     -------------     -------------
 Revenue from Sales                                         $ 876,493               $ -       $ 1,855,079               $ -
 Cost of Sales                                                105,836                 -           331,775                 -
                                                          -------------     -------------     -------------     -------------
   Gross Margin                                               770,657                 -         1,523,304                 -

Operating Expenses:
 Selling, General & Administrative                          1,281,257           378,218         2,756,173           845,036
 Depreciation & Amortization                                   93,710             5,329           184,301            12,988
 Compensation Expense - Stock Options                          26,283                 -           180,099                 -
 R & D Expenses                                               446,690           207,436         1,089,461           499,103
                                                          -------------     -------------     -------------     -------------
    Total Operating Expenses                                1,847,940           590,983         4,210,034         1,357,127
                                                          -------------     -------------     -------------     -------------
 Income/(Loss) from Operations:                            (1,077,283)         (590,983)       (2,686,730)       (1,357,127)

Other Income/(Expense):
 Equity in Income/(Loss) of Joint Venture                           -            29,307            (5,050)           (9,251)
 Interest Expense                                             (93,002)          (46,521)         (288,359)          (92,446)
 Gain on sale of Joint Venture                                      -                 -           180,023                 -
 Other, net                                                         -                 -                 -            (7,038)
                                                          -------------     -------------     -------------     -------------
    Net Income/(Loss)                                    $ (1,170,285)       $ (608,197)     $ (2,800,116)     $ (1,465,862)
                                                          =============     =============     =============     =============

    Net Income/(Loss) per share                               $ (0.07)          $ (0.04)          $ (0.17)          $ (0.10)
                                                          ============      =============     =============     =============

 Weighted average shares outstanding                       16,140,035        14,448,893        16,140,035        14,448,893
                                                          ============      =============     =============     =============



                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------        -------------
                                                                                    1998                 1997
Cash Flows form Operating Activities:                                           -------------        -------------
 Net Income/(Loss)                                                              $ (2,800,116)       $ (1,465,862)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Depreciation & Amortization                                                     184,301              12,988
     Stock Compensation                                                              180,099                   -
     Equity in Loss of Joint Venture                                                   5,050               9,251
     (Gain) on Sale of Assets                                                       (180,023)                  -
 (Increase)/Decrease in:
   Accounts Receivable                                                              (296,142)                  -
   Other Current Assets                                                               15,273            (327,945)
   Inventories                                                                    (1,429,605)                  -
 Increase/(Decrease) in:
   Accounts Payable                                                                  470,692             204,695
   Accrued Liabilities                                                               133,847              27,936
                                                                                -------------        -------------
 Net Cash Used in Operating Activities                                            (3,716,624)         (1,538,937)
                                                                                -------------        -------------
Cash Flows from Investing Activities:
 Purchase of Machinery and Equipment                                                (719,271)            (42,420)
 Sale of Investment in Subsidiary                                                  1,500,000                   -
                                                                                -------------        -------------
 Net Cash Provided by/(Used in) Investing Activities                                 780,729             (42,420)
                                                                                -------------        -------------
Cash Flows from Financing Activities:
 Proceeds from Related Party Notes                                                 1,040,000                   -
 Net Proceeds from Notes Payable & Line of Credit                                  1,789,450           1,590,000
 Proceeds from Issuance of Common Stock                                                                    7,500
 Net Proceeds from/(Payment on) Long-term Debt                                       105,078             (16,931)
                                                                                -------------        -------------
 Net Cash Provided by/(Used in) Financing Activities:                              2,934,528           1,580,569
                                                                                -------------        -------------
 Net Decrease in cash                                                                 (1,367)               (788)

 Cash, Beginning of Period                                                           111,402              88,687
                                                                                -------------        -------------
 Cash, End of Period                                                               $ 110,035            $ 87,899
                                                                                =============        =============

                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                              -------------        -------------
                                                   1998                 1997
Cash paid during the period for:              -------------        -------------

 Interest                                       $ 247,851             $ 40,178
                                              =============        =============

 Income Taxes                                         $ -                  $ -
                                              =============        =============

Nonmonetary Financing and Investing Activities:

 During May 1998, the Company acquired the net assets of Digital Health for $1,453,125 with the issuance of common stock and additional debt.

 During the first nine months of 1998, $1,650,000 of notes payable to related parties and $46,551 of accrued interest payable were converted to common stock of the Company.

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, BioMeridian Corporation (formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica), SkyHook Technologies, Inc. (SkyHook), which the Company acquired effective October 15, 1996, and BioMeridian International, Inc. (BioMeridian) (formerly BioSource, Inc.) which the Company acquired effective October 15, 1997. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. The Company recognized goodwill of $358,997 in connection with the BioSource transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations of SIS, Inc. to Satellite Image Systems, LLC (SIS, LLC), a joint venture. On May 12, 1998 the Company sold its 46.5% interest in SIS, LLC. In connection with the sale the company recognized a gain of $180,023. On June 15, 1998 the Company completed the acquisition of certain licenses and technology of Digital Health, LLC in exchange for 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000.

(2) The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position of the company as of September 30, 1998 and the results of operations for the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

(3) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1998 and 1997, respectively.

(4) Effective May 12, 1998 the Company entered into an agreement to sell its 46.5% interest in SIS, LLC. Terms of the agreement include an initial payment of $1,500,000 and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the operating results of SIS, LLC. $1,200,000 of the funds received were used to retire a non-revolving term line of credit. The balance of the funds was used for working capital purposes.

(5) On May 19, 1998 the company entered into a new $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended September 30, 1998 the Company borrowed an additional $751,158 under the new revolving line of credit. The proceeds were used to purchase inventory and fund operations. The new revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of September 30, 1998 the Company had an outstanding balance of $2,996,158 under the new revolving line of credit. Notes payable at September 30, 1998 also include a small line of credit for $24,666.

(6) During the nine months ended September 30, 1998 the Company borrowed $1,590,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under eight separate $100,000 unsecured note payable agreements, two separate $150,000 unsecured note payable agreements, two separate $200,000 unsecured note payable agreements, and one $90,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 from two of its major shareholders under two separate note payable agreements, one for $250,000 and one for $100,000. Each note payable bears interest at 12% and is payable upon demand. The funds from these transactions were used to finance operations.

(7) Effective February 27, 1998, $1,150,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $46,551 was used by the related parties to exercise warrants to purchase common stock. Effective April 29, 1998, $500,000 of related party notes payable were converted to common stock of the Company.

                         PART I - FINANCIAL INFORMATION


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Nine-month period ended September 30, 1998 compared to the nine-month period ended September 30, 1997

Due to the formation of SIS, LLC effective August 1, 1996 and the acquisition of SkyHook Technologies, Inc. effective October 15, 1996, the acquisition of BioMeridian (formerly BioSource) effective October 21, 1997 and the acquisition of certain licenses and technology from Digital Health, LLC effective June 15, 1998, the focus of the company for the nine month period ended September 30, 1998 has changed significantly when compared to the activities of the nine month period ended September 30, 1997. Accordingly, no comparison between current and prior year's operating results is meaningful.

Operations for the three-month period ended September 30, 1998

Results of SkyHook

During the three months ended September 30, 1998 the Company continued to aggressively pursue development and marketing of the SkyHook External Cargo Management System (SkyHook ECMS). The Company also continued to improve the SkyHook Light Ariel Delivery System (SkyHook LADS). This new lower cost system is designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS complements the SkyHook ECMS that is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to complement the ECMS product, the company can effectively meet the varying needs of its customers.

Results of BioMeridian

For the three months ended September 30, 1998 BioMeridian achieved sales revenues of $876,493, which resulted in a third quarter operating loss of $205,056. Sales in the second quarter of $735,969 resulted in an operating loss of $49,755. The increased loss is primarily due to a one-time expense of approximately $150,000 associated with the annual symposium presented in Phoenix, Arizona by the Company to demonstrate its products to sales representatives and potential buyers. Benefits from the costs of the symposium are expected to be realized during the next year resulting in increased revenues. BioMeridian continues to focus its efforts on enhancing domestic and international distribution channels for its MSA products. Management of BioMeridian believes that the company is now well positioned for growth in the alternative health care marketplace.

Operations for the Nine-month period ended September 30, 1998

Results of SkyHook

During the nine months ended September 30, 1998 both the SkyHook ECMS and SkyHook LADS were tested and demonstrated with potential customers. Marketing and sales professionals have participated in several trade shows and other marketing activities. These activities included demonstrations of the product and visits to potential customers. Both products have received favorable reviews in industry publications. Notwithstanding these continued favorable preliminary results, there is no assurance that marketing of the SkyHook ECMS or the SkyHook LADS will be successful.

Results of BioMeridian

For the nine months ended September 30, 1998 BioMeridian achieved sales revenues of $1,855,079 that resulted in an operating loss of $387,675. On June 15, 1998 the Company completed an agreement to acquire certain licenses and technology of Digital Health, LLC, a competitor to BioMeridian in the Meridian Stress Assessment ("MSA") marketplace. The combined companies have pooled their resources and expertise. BioMeridian continues to focus its efforts on enhancing domestic and international distribution channels for its MSA products. Management of BioMeridian believes that the company is now well positioned for growth in the alternative health care marketplace.


Results of SIS, LLC

For the nine months ended September 30, 1998 the Company's books reflect a net loss of $5,050, its 46.5% share of the loss of SIS, LLC through May 12, 1998. On May 12, 1998 the Company entered into an agreement to sell its 46.5% interest SIS, LLC. Terms of the agreement include a $1,500,000 initial payment and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the performance of SIS, LLC.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a new $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended September 30, 1998 the Company borrowed an additional $751,158 under the new revolving line of credit. The proceeds were used to purchase inventory and fund operations. The new revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of September 30, 1998 the Company had an outstanding balance of $2,996,158 under the new revolving line of credit.

During the nine months ended September 30, 1998 the Company borrowed $1,590,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under eight separate $100,000 unsecured note payable agreements, two separate $150,000 unsecured note payable agreements, two separate $200,000 unsecured note payable agreements, and one $90,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 from two of its major shareholders under two separate note payable agreements, one for $250,000 and one for $100,000. Each note payable bears interest at 12% and is payable upon demand. The funds from these transactions were used to finance operations. Effective February 27, 1998, $1,150,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $46,551 was used by the related parties to exercise warrants to purchase common stock. Effective April 29, 1998, $500,000 of related party notes payable were converted to common stock of the Company.

The Company's wholly owned subsidiary, SkyHook Technologies, Inc. ("SkyHook"), is still in the development stage and is not expected to generate any revenue through sales of products or services until late 1998 or early 1999. As a result, the Company must rely solely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to the SkyHook and its products. On-going operations of the Company are expected to consume approximately $200,000 each month and the Company expects to continue to incur substantial additional expenses in connection with the finalization of the development of the SkyHook product lines and their introduction into the market place.

Another wholly owned subsidiary, BioMeridian Int'l, Inc. ("BioMeridian"), has also experienced operating losses during the nine-month period ended September 30, 1998. The Company is forecasting profitable operations for BioMeridian commencing the fourth quarter 1998.

There can be no assurance that the Company will be able to obtain needed debt or equity capital required to operate on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition would be materially adversely affected.

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

Item 3.           Defaults upon Senior Securities:   None.

Item 4.           Submission of Matters to a Vote of Security Holders: None.

Item 5.           Other information:

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)       None.

                  (b) The Company filed a Report on Form 8-K dated June 15, 1998 reporting the acquisition of certain licenses and technology of Digital Health, LLC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAGELLAN TECHNOLOGY, INC.
                            -------------------------
                                  (Registrant)




\s\Douglas M. Angus                                       November 15, 1998


------------------------                                  -----------------
Douglas M. Angus                                                Date
Vice President - Finance