Form 10KSB
period 1998-12-31
MAGELLAN TECHNOLOGY INC
filed 1999-03-31
CIK 855923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(x) Annual Report under Section 13 of 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

( ) Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

Commission File No. 0-18271

                            MAGELLAN TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)
           Utah                                         87-0467614
 (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

      13526 South 110 West                                84020
          Draper, Utah                                  (Zip Code)


Issuer's telephone number, including area code:  (801) 495-2211

                Securities registered under Section 12(b) of the Act:
                                      None

                Securities registered under Section 12(g) of the Act:
                                  Common Stock
                           Par Value $.0002 per Share
                          ----------------------------
                                (Title of Class)

Check whether the issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. Yes | | No |_|

The issuer's revenues for its most recent fiscal year totaled $2,605,952.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of December 31, 1998 was $6,650,350.

17,734,266 shares of the issuer's common stock were issued and outstanding as of December 31, 1998.


            Transitional Small Business Disclosure Format (Check one):
                                 Yes |_| No |X|




                                TABLE OF CONTENTS


PART I

         Item 1.           Description of Business  . . . . . . . . . . . . . 1

         Item 2.           Description of Property . . . . . . . . . . . . . .4

         Item 3.           Legal Proceedings   . . . . . . . . . . . . . . . .5

         Item 4.           Submission of Matters to a Vote of Security
                           Holders . . . . . . . . . . . . . . . . . . . . . .5

PART II

         Item 5.           Market for Common Equity and Related Stockholder
                           Matters . . . . . . . . . . . . . . . . . . . . . . 6

         Item 6.           Management's Discussion and Analysis or Plan of
                           Operation . . . . . . . . . . . . . . . . . . . . . 6

         Item 7.           Financial Statements . . . . . . . . . . . . . . .  8

         Item 8.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . .9

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16a of the Exchange
                           Act . . . . . . . . . . . . . . . . . . . . . . . .10

         Item 10.          Executive Compensation  . . . . . . . . . . . . . .12

         Item 11.          Security Ownership of Certain Beneficial Owners and
                           Management . . . . . . . . . . . . . . . . . . . . 13

         Item 12           Certain Relationships and Related Transactions  .  14

PART IV

         Item 13           Exhibits and Reports on Form 8-K . . . . . . . . . 15

SIGNATURES  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     Magellan Technology, Inc. (the "Company" or "Magellan") was incorporated under the laws of the State of Utah on June 16, 1989. Its founders organized the Company for the purpose of raising capital and seeking profitable business opportunities.

         In February 1992, the Company completed the acquisition of Satellite Image Systems, Inc. ("SIS"), a Utah corporation engaged in providing image-based data entry services utilizing licensed and proprietary data entry and communications software. The acquisition was accomplished by merging SIS with and into the Company's wholly owned subsidiary, SIS International, Inc. with SIS being the surviving corporation. Through the merger, SIS became a wholly owned subsidiary of the Company. In August 1996, the Company announced the formation of a joint venture with United Insurance Companies, Inc. ("UICI") of Dallas, Texas to expand UICI's presence in the medical claims processing business. SIS contributed its technology, operations and management to a newly-formed entity, SIS, LLC. UICI contributed $3 million in cash and a $2 million line of credit for working capital. The Company retained a 46.5% interest in SIS, LLC. Darwin
D. Millet, formerly President of SIS, became the Chief Executive Officer of the newly-formed limited liability company. UICI is a financial company with interest in life and health insurance and related services, including the administration and delivery of managed health care programs to selected markets.

         In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah corporation ("SkyHook") organized in 1995 and engaged in development of a proprietary, cargo-management systems for use with helicopters. SkyHook's initial cargo-management product is the SkyHook External Cargo Management System ("ECMS") which is a computer-controlled, multiple-hook cargo carrying device that attaches to a long line beneath the helicopter. The acquisition was accomplished through the exchange of 4,874,936 shares of Magellan Common Stock in exchange for all issued and outstanding shares of SkyHook Common Stock. SkyHook then became a wholly owned subsidiary of the Company.

         In April 1997, the Company organized Magellan Service Company ("MSC") as a wholly owned subsidiary to pursue avionics integration contract opportunities that can utilize the experience and skills of the personnel presently employed by SkyHook.

         In October 1997, the Company completed the acquisition of BioSource Inc. ("BioSource"), a Utah S corporation organized in 1983 and engaged in the development and sales of the "LISTEN" biofeedback information system which is marketed and sold to healthcare practitioners in the complementary healthcare marketplace. The acquisition was ultimately accomplished through the exchange of $190,000 in cash and 225,000 shares of Magellan Common Stock in exchange for all issued and outstanding shares of BioSource Common Stock. BioMeridian International, Inc. ("BioMeridian") was formed as the surviving entity.

         In May 1998, the Company completed the sale of its 46.5% interest in SIS, LLC to UICI of Dallas, Texas resulting in the complete divestiture of the Company's involvement in image-based data entry services. The company completed the sale primarily for the purpose of raising funds for the acquisition of additional entities deemed strategically beneficial to the Company. The sale was completed for $1,500,000 and resulted in a gain on sale of $180,023.

         In May 1998 the Company completed the acquisition of certain licenses and technology of Digital Health, LLC, a Utah limited liability company engaged in a business similar to that of BioMeridian. This acquisition was completed in an effort to improve the market share and market position of BioMeridian with its technology based Meridian Stress Assessment ("MSA") equipment in the complementary healthcare marketplace through the immediate acquisition of FDA registration of the technology. The acquisition was accomplished through the exchange of 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. The operations of Digital Health, LLC were then combined with BioMeridian.

Business of the Company

         BioMeridian

         Products. BioMeridian manufactures and sells the BEST system to healthcare practitioners. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected, the BEST system is used to recommend a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize the BEST system. The BEST system is registered with the U.S. Food and Drug Administration as a stress-monitoring device.

         Markets. The emerging market for Meridian Stress Assessment equipment is worldwide, crossing the boundaries of health care disciplines. The BEST system is useful in the practice of medicine, osteopathy, homeopathy, naturopathy, acupuncture, and other disciplines.

         Competition. There are at least nine other devices sold throughout the world that are somewhat similar to the BEST system. These products are grouped into two general categories: (1) Simple electronic measurement devices, which are older and less dynamic technology and (2) computerized devices, which are similar in approach to the BEST system.

         Manufacturing. BioMeridian currently contracts with a third party for the assembly of the BEST system in a facility located in Orem, Utah. Other subassemblies of the product are also currently subcontracted with various vendors. BioMeridian is currently in the process of preparing for the in-house manufacture and assembly of certain subassemblies for the BEST system in an effort to gain efficiencies with cost and availability of the product.

        Intellectual Property. BioMeridian is presently pursuing copyright and other protection for the BEST software and other design property.

         Government Regulation. Use of the BEST system internationally is subject to various regulatory requirements on a country by country basis. The product has received various forms of regulatory compliance for use in Canada, Australia, South Africa and Germany. In the United States, the BEST system has current FDA registration.

         Employees. BioMeridian currently employs 37 persons full-time with three part-time employees. Ten employees are in administration and finance, eleven in sales and marketing, five in training and education, three in customer support, eight in engineering with five full-time and three part-time. BioMeridian has established independent representatives in outlying geographical locations domestically. The Company has current contracts with 25 domestic independent representatives in various geographical locations across the United States. The Company has also established relationships with 9 independent international distributors.

         SkyHook

         Products. Since formation in February 1995, SkyHook has been engaged in the development of computer-controlled multi-hook cargo transport devices that SkyHook believes will improve the efficiency and safety of helicopter missions by enabling the selective delivery and retrieval of multiple external payloads during a single mission. SkyHook also believes that its devices will allow an air crew to more fully utilize a helicopter's load capacity while minimizing flight time.

         The load-bearing components of the SkyHook devices are constructed of hhigh-quality chrome-moly steel. The air frame for the heavy lift device known as the External Cargo Management System ("ECMS") is capable of lifting 27,000 pounds of cargo in a three hook configuration or 36,000 pounds in a six hook configuration. SkyHook has also developed a lighter collapsible airframe known as  the  Light  Aerial  Delivery  System  ("LADS")  in  a  three  or  four  hook configuration capable of lifting 12,000 pounds. These devices are aerodynamically designed for stable flight, loaded or empty. Product features include aggregate and individual hook payload weight readouts, various fault condition warnings and safety warnings and load release commands allowing the drop of one or multiple loads simultaneously. Navigation, identification and other lighting systems are controlled by the operator. The products are currently being tested and demonstrated with potential customers.

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

         Competition. SkyHook is aware of one multi-hook cargo transport device which is offered in four and nine hook configurations and is a commercial-grade product offering with an electronically-activated selective load release. SkyHook believes, however, that its products have been designed to address significantly different markets requiring much greater cargo capacities with an emphasis on military and industrial applications.

         Manufacturing. In March 1998, SkyHook opened a facility in Draper, Utah where the manufacture and assembly of both the ECMS and LADS will take place. This has resulted in efficiencies with both cost and engineering improvements better positioning SkyHook to adapt to and meet the needs of the marketplace.

         Intellectual Property. SkyHook has been awarded two separate United States patents that pertain to the ECMS. A third patent for unique features of the LADS has been applied for. The validity and breadth of claims covered in patents involve complex legal and factual questions and are, therefore, uncertain. Whether or not SkyHook's additional patent applications are granted, others may receive patents which contain claims having a scope broad enough to cover products developed by SkyHook. SkyHook has also developed proprietary software utilized in its cargo management system and has filed and received approval on its application to register the "SkyHook" logo as a United States trademark.

         Government Regulation. In addition to military air worthiness requirements, the SkyHook products are required to comply with the Federal Aviation Administration Regulations applicable to its products. Because the products are exterior to the aircraft, can be operated with a hand-held controller and can be jettisoned, the compliance process is not expected to have a material adverse impact on the Company's business. Military customers may purchase the products as "commercial off-the-shelf" or may seek a militarized version meeting certain military specifications. The U.S. Department of Commerce has evaluated the SkyHook products and determined that they do not require export licenses.

         Employees. SkyHook currently employs 3 persons full-time and 2 persons part-time. The three full-time employees continue the sales and marketing effort of the products to various potential customers including the U.S. military. The two part-time employees continue to refine engineering, manufacturing and assembly specifications. The Company intends to maintain a small staff by outsourcing activities when possible. SkyHook also maintains sales offices through independent representatives in Atlanta, Georgia; Seattle, Washington and Washington, D.C.

ITEM 2.  DESCRIPTION OF PROPERTY

         BioMeridian

         BioMeridian currently leases four facilities. One in Orem, Utah and three in Draper, Utah. The Orem facility consists of a 4,100 square-foot office. The lease expires in May 1999 and will not be renewed. The primary Draper, Utah facility is the headquarters for Magellan, SkyHook and BioMeridian. It consists of a 4,200 square-foot office and a 3,000 square-foot high-bay shop. The lease term has an initial three-year term commencing July 1997 and a three-year option. A separate manufacturing and assembly facility is also located in Draper, Utah. This facility has a 1,800 square-foot office and 7,000 square foot warehouse and manufacturing area. The lease term has an initial thirty-month term commencing January 1998 and a three-year option. An additional facility is also located in Draper, Utah and consists of 2,850 square feet of office space. The lease term has an initial two-year term commencing in June 1998 and three one-year renewal options.

         SkyHook

         SkyHook shares space for manufacturing and assembly in the facility located in Draper, Utah that has a 1,800 square-foot office and 7,000 square foot warehouse and manufacturing area. This lease term has an initial thirty-month term commencing January 1998 and a three-year option.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to one proceeding that is not product related and is considered by Management to be routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 25, 1998, the Company held its annual meeting of shareholders (the "Annual Meeting") at which the following matters were submitted to a vote of the shareholders: 1) Proposal to elect five directors of the Company, each to serve until the next annual meeting of shareholders, 2) Proposal to amend the Company's Articles of Incorporation to increase the number of shares of the Common Stock of the Company which the Company is authorized to issue from 25,000,000 to 50,000,000 shares, 3) Proposal to amend the Company's Stock Option Incentive Plan (the "Option Plan") to increase by 2,000,000, from 2,500,000 to 4,500,000 the number of shares of Common Stock available for issuance pursuant to grants under the Option Plan, and 4) Proposal to ratify the appointment of Tanner + Company as independent auditor of the Company for the year ending December 31, 1998.

         The proposal to elect five directors of the Company and the proposal to appoint Tanner + Company as independent auditor were both approved by the shareholders with 12,846,607 shares voting in favor, no shares voting against, 65,834 shares abstaining from voting, and no broker non-votes.

         The proposal to amend the Company's Articles of Incorporation to increase the number of shares of the Common Stock of the Company which the Company is authorized to issue from 25,000,000 to 50,000,000 shares was approved with 12,844,607 shares voting in favor, no shares voting against, 67,834 shares abstaining from voting, and no broker non-votes.

         The proposal to amend the Option Plan were approved by the shareholders with 12,844,607 shares voting in favor, no shares voting against, 67,834 shares abstaining from voting, and no broker non-votes. The amendments to the Option Plan were proposed in order to effect changes, which the Board of Directors believes were necessary, to increase the number of shares available for making grants of stock options under the Option Plan to adequately attract and retain qualified individuals to manage and promote the subsidiary operations of the Company.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Company's common stock is traded on the over-the-counter market. The following table sets forth the range of quotations for the Company's common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 1998

                                                            High         Low
                                                            Bid          Bid

                           First Quarter  . . . . . . . . . $1.50    $   .87
                           Second Quarter  . . . . . . . . .$1.56    $   .69
                           Third Quarter  . . . . . . . . . $1.69    $   .81
                           Fourth Quarter  . . . . . . . . .$1.28    $   .37


Fiscal Year Ended December 31, 1997

                                                            High         Low
                                                            Bid          Bid

                           First Quarter  . . . . . . . . . $1.25    $   .75
                           Second Quarter  . . . . . . . . .$1.37    $   .87
                           Third Quarter  . . . . . . . . . $1.94    $  1.00
                           Fourth Quarter  . . . . . . . . .$3.00    $   .87

         Shareholders. The approximate number of shareholders of record of the Company's common stock as of March 31, 1999 was approximately one hundred and fifty (150). This number does not include shareholders whose shares are held in securities position listings.

         Dividends. The Company has not paid any cash dividends on its common stock, and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, for financing the growth and expansion of the Company.

         Unregistered sale of securities. In June 1998 the Company completed the acquisition of Digital Health, LLC through the issuance of 1,375,000 shares in exchange for all the outstanding common stock of Digital Health, LLC. The shares were issued at 87.5 cents per share.

         The Company converted various notes payable due William A. Fresh or entities controlled by him to common stock during the year ended December 31, 1998. The total amount of the notes payable prior to conversion was $1,150,000 and the number of shares of common stock exchanged by the Company was 1,533,333 at 75 cents per share. Accrued interest payable of $37,906 to William A. Fresh or entities controlled by him was also converted to common stock through the exercise of stock warrants. Warrants for 108,338 shares of common stock were issued at 30 cents per share and 14,608 shares of common stock were issued at 37 cents per share.

         The Company converted one note payable due Richard I. Winwood to common stock during the year ended December 31, 1998. The amount of the note payable prior to conversion was $250,000 and the number of shares of common stock exchanged by the Company was 333,333 at 75 cents per share. Accrued interest payable of $8,645 to Richard I. Winwood or entities controlled by him was also converted to common stock through the exercise of stock warrants. Warrants for 28,816 shares of common stock were issued at 30 cents per share.

         The Company converted one note payable due Judith Edwards to common stock during the year ended December 31, 1998. The amount of the note payable prior to conversion was $250,000 and the number of shares of common stock exchanged by the Company was 333,333 at 75 cents per share.

         The Company sold 125,000 shares of stock for 81 cents per share to one individual pursuant to the Company's stock incentive plan. During the year ended December 31, 1998.

         In October 1997 the Company completed a share exchange pursuant to an Agreement and Plan of Share Exchange between the Company, BioSource, Inc. The issuance of shares of common stock of the Company to individuals or entities pursuant to such share exchange was made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

        The Company sold 26,667 shares of stock for 37 cents per share to two individuals pursuant to the Company's stock incentive plan. The proceeds were used for operating purposes of the Company. The issuance of the shares of stock were made in reliance upon the exemption provided by the section 4 (2) of the Securities Act of 1933.

         The preceding issuance of shares of common stock of the Company to individuals or entities pursuant to such share exchange was made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         During 1998 Magellan continued its efforts to position the Company for future growth opportunities.

         In May 1998, the Company completed the sale of its 46.5% interest in SIS, LLC to UICI of Dallas, Texas resulting in the complete divestiture of the Company's involvement in image-based data entry services. The company completed the sale primarily for the purpose of raising funds for the acquisition of additional entities deemed strategically beneficial to the Company. The sale was completed for $1,500,000 and resulted in a gain on sale of $180,023.

         In May 1998 the Company completed the acquisition of certain licenses and technology of Digital Health, LLC, a Utah limited liability company engaged in a business similar to that of BioMeridian. This acquisition was completed in an effort to improve the market share and market position of BioMeridian with its technology based meridian stress assessment equipment in the complementary healthcare marketplace through the immediate acquisition of FDA registration of the technology. The acquisition was accomplished through the exchange of 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. The operations of Digital Health, LLC were then combined with BioMeridian. As part of the transaction, the Company recorded an asset for the Licenses & Technology of Digital Health, LLC in the amount of $1,453,125. The combination of Digital Health, LLC into the Magellan family of companies has effectively positioned BioMeridian to compete in the emerging "Complementary Health Care" marketplace.

Results of Operations

         BioMeridian

         The 1998 financial statements of the Company reflect the operations of BioMeridian for the entire year with the resulting effect of the operations of Digital Health, LLC from May 1998 through December 31, 1998. During that period BioMeridian achieved sales of $2,605,952 that resulted in an operating loss of $1,001,063 for the year ended December 31, 1998.

         SkyHook

         SkyHook did not have any revenues in 1998 or 1997. SkyHook continued its marketing efforts of the SkyHook ECMS and LADS during 1998 through various demonstrations and marketing pursuits. In addition to aggressively marketing the system to potential customers, particularly the United States military, SkyHook continued to refine its products. There can be no assurance, however, that SkyHook will not encounter unanticipated events or problems that could delay the marketing and distribution of the SkyHook ECMS or LADS, that SkyHook will be able to successfully market the SkyHook products, or that these products will achieve significant market acceptance.

Liquidity and Capital Resources

         The Company's sources of liquidity have historically been cash from operations, working capital lines of credit and debt and equity financing. SkyHook is still in the development stage, has not sold any products and has not generated any revenue. Although BioMeridian has generated an increased amount of revenues, it was not able to achieve profitable operations during the year ended December 31, 1998.

         As a result, the Company is currently relying heavily on debt and its ability to raise additional debt and equity financing in order to finance the continued marketing efforts of SkyHook and its respective products and services. For the year ended December 31, 1998, BioMeridian incurred a loss of $1,001,063. Management of the Company projects that BioMeridian will achieve positive cash flow from operations in the second quarter of 1999. On-going operations of SkyHook currently consume approximately $70,000 of cash each month and the Company expects to continue to incur additional expenses in connection with the marketing and introduction of the SkyHook products into the market place.

         During 1998 and 1997 the Company entered into several agreements to borrow necessary funds.

         During 1998 a Director/Shareholder who also serves as the Chairman of the Board loaned $2,590,000 to the Company through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. During 1998, $1,150,000 of these notes payable were converted to common stock of the Company. In addition, the interest payable of $37,906 was used by the Director/Shareholder to exercise warrants to purchase common stock.

         During 1998 a Director/Shareholder converted $250,000 of notes payable to common stock of the Company. In addition, the interest payable of $8,645 was used by the Director/Shareholder to exercise warrants to purchase common stock. Also, an additional note payable held by an individual of $250,000 was converted to common stock.

         During 1997 a Director/Shareholder who also served as the Chief Executive Officer loaned $500,000 to the Company through five separate $100,000 notes through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. Effective February 27, 1998 these notes were converted to common stock of the Company. In addition, the interest payable of approximately $35,500 was used by the Director/Shareholder to exercise warrants to purchase common stock. In addition, the Director/Shareholder loaned $400,000 to the Company subsequent to the year ended December 31, 1997. Effective February 27, 1998 the Director/Shareholder converted these notes payable to common stock. The interest payable of approximately $2,500 was used by the Director/Shareholder to exercise warrants to purchase common stock.

         The Company has entered into a revolving line-of-credit agreement. This agreement is for a $3,000,000 line-of-credit. This line of credit bears interest at a variable rate of prime plus 1.0% and matures on May 31, 1999. Inventory and the personal guarantees of three individuals; the Company's Chairman of the Board, another member of the Board, and a major shareholder have jointly and severally personally guaranteed this line of credit. As of December 31, 1998 the line of credit had an outstanding balance $2,996,153. This line of credit has been used to fund the operations of the Company.

         The Company had a deficit in working capital as of December 31, 1998 of $5,742,685 as compared to a deficit in working capital of $3,136,800 as of December 31, 1997. As indicated above, the Company will require additional equity and/or debt financing in order to fund continued operations. There can be no assurance, however, that such financing will be available on terms favorable to the Company, if at all. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services and its financial condition would be materially adversely affected.

     Year 2000

     The Company has conducted diagnostic examinations in an effort to assess the potential impact of Year 2000 issues on its operations. Based upon the preliminary examinations, the company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations or on products sold by the Company. There can be no assurance, however, that the Company will not experience interruptions of operations because of the Year 2000 problems or become involved in disputes with clients regarding Year 2000 problems involving solutions developed or implemented by the company or the interaction of such solutions with other applications. Year 2000 problems could require the company to incur unanticipated expenses and such expenses could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the purchasing patterns of clients or potential clients may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services offered by this company.

Factors Affecting Future Results

         The Company's future operations and liquidity will be affected by the ability BioMeridian has to continue to sell and market the BEST system, compete with existing competitors, and satisfy the needs of current and future customers to the extent that profitability will be achieved.

         Likewise, the Company's future operations and liquidity will be affected by, among other factors, the amount of time it takes to bring the SkyHook products to the market, new products introduced by competitors, and the ability of the Company to successfully market and sell the SkyHook products at acceptable prices.

         If the Company is unable to raise sufficient debt or equity capital in order to finance continued operations, BioMeridian is unable to achieve a profitable level of operations, the market acceptance of the SkyHook products is delayed, or if the SkyHook products do not achieve market acceptance, this would have a material adverse affect on the Company's financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The   consolidated   financial   statements  of  the  Company  and  its
wholly-owned subsidiaries can be found on pages F-1 through F-21 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The table below sets forth the name, age and positions or offices of each director and executive officer of Magellan Technology (MTI) and its subsidiaries, SkyHook Technologies, Inc. (STI), ProHealth, Inc. (PHI), BioMeridian International, Inc. (BII) and Magellan Service Company (MSC). The Board of Directors of MTI also serve as the Board of Directors of STI, PHI, BII and MSC. Each Director of the Company will serve until the next annual meeting of the Shareholders.

Name                           Age              Position

William A. Fresh               70     Chairman of the Board, MTI, STI,
                                      PHI, BII and MSC
                                      Chief Executive Officer, MTI
Reginald Hughes                54     Director; Vice President, BII
Darwin Millet                  46     Director
Richard I. Winwood             56     Director, MTI
Blair K. Blacker               55     President and Chief Operating Officer, MTI
                                      President and Chief Executive Officer STI,
                                      PHI, BII, & MSC
Douglas M. Angus               39     Secretary, Vice President, and Chief Fin-
                                      ancial Officer, MTI,STI, PHI, BII and MSC
Irving Monclova                67     Director
Robert S. Lawrence             48     Vice President of Engineering, BII & STI

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

         Reginald Hughes was elected to the Board of Directors in 1996. He is a Vice President for BioMeridian International, Inc., and a director of Magellan Technology, Inc.; He co-founded STI in 1995. From 1981 to 1994, he served in various capacities with Eyring Corporation, a high tech firm in Provo, Utah, specializing in defense contracting. While with Eyring, Mr. Hughes was promoted to the positions of Director and Vice President of Finance. Prior to joining Eyring Corporation, Mr. Hughes had a successful career as a Hospital Administrator.

        Richard I. Winwood joined the Board of Directors of the Company in 1995. Mr. Winwood is involved in several aviation business concerns. In 1983, Mr. Winwood co-founded Franklin Covey Co., and subsequently served as its Executive Vice President and Chief Operating officer. Franklin Covey is a multinational, time management training and products company traded on the New York Stock Exchange. Prior to co-founding Franklin Covey, Mr. Winwood had a successful career in the computer services industry, working with General Electric Co., Automatic Data Processing, Inc. and Computer Sciences Corporation.

         Darwin D. Millet has been a member of the Board since 1994. He is the past President and Chief Operating Officer of SIS, LLC. Prior to coming to SIS, Mr. Millet served as Executive Vice President of Layton Construction Co., Inc. ("LCC") from 1992 to 1993, and as Chief Financial Officer from 1986 to 1991.

         Blair K. Blacker is President and Chief Operating Officer of Magellan Technology, Inc. He also serves as President and CEO of STI, PHI, BII, & MSC. From 1991 until joining SkyHook in 1996, Mr. Blacker served as a Site Manager and Deputy Director of Raytheon E Systems' Serv-Air in Lexington, Kentucky. Mr. Blacker served in the United States Army for 26 years. His military career culminated in the command of an Aviation Brigade consisting of over 200 helicopters and 1,700 soldiers. He retired as a full Colonel.

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

         Irving Monclova serves on Magellan's Board of Directors. He joined Magellan in late 1996. Mr. Monclova began his career in the military. He had tours in Europe, Korea, Republic of Vietnam, Panama and Puerto Rico. He culminated his military career as Commander of readiness programs of the reserve forces. In 1982, he joined Serv-Air, Inc. In 1989, he was promoted to Vice President of Operations and Maintenance and transferred to Headquarters, Serv-Air, Inc., Greenville, Texas. In January 1993, he was promoted to the position of Vice President and Chief of Special Operations Programs.

         Robert S. Lawrence is Vice President of Engineering for BioMeridian International, Inc. and for SkyHook Technologies, Inc. Prior to joining SkyHook in late 1997 Mr. Lawrence was employed with the Bluegrass Avionics Division of Raytheon E-Systems where he served as Manager of Avionics Integration. Mr.
Lawrence enjoyed a twenty-two year career in the U.S. Army where he received many awards and began the development of his unparalleled experience in rotor wing avionics and avionics integration.

Committees and Meetings. The Board of Directors met 8 times during the 1998 fiscal year. Each of the directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

         The Board of Directors maintains standing Audit and Compensation Committees. The members of the Audit Committee are William A. Fresh and Darwin Millet. The Committee met one (1) time during the fiscal year ended December 31, 1998. Its functions are (i) to review and approve the selection of, and all services performed by, the Company's independent auditor; (ii) to review the Company's internal controls; and (iii) to review accounting and financial controls of the Company.

         The members of the Compensation Committee are William A. Fresh and Richard I. Winwood. The Committee met four (4) times during the fiscal year ended December 31, 1998. Its functions are to determine and approve compensation arrangements for executive officers of the Company and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of executive officers of the Company and management.

Section 16(a) Beneficial Ownership Reporting. Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Common Stock, to file with the U.S. Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the Common Stock and other securities from which shares of the Common Stock may be derived. Such directors, officers and 10% owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that the following reports were not filed on a timely basis: Douglas M. Angus's Form 3 due 6/12/97 was filed on 2/17/98; Richard I. Winwood's Form 4 due 3/10/98 was filed on 3/11/98 (reflecting 9 transactions); Richard I. Winwood's Form 5 for 1994 due 2/14/95 was filed on 2/11/98 (reflecting 5 transactions); Richard I. Winwood's Form 5 for 1995 due 2/14/96 was filed 2/11/98 (reflecting 10 transactions); Richard I. Winwood Revocable Living Trust's Form 3 due 7/10/98 was filed 11/6/98; and Blair
K. Blacker's Form 3 due 10/30/98 was filed on 12/29/98.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth, for the three fiscal years ended December 31, 1998, the compensation paid to the Company's Chief Executive Officer. No executive officer of the Company received salary and bonus compensation in excess of $100,000. The Chairman and CEO of the Company has agreed to serve without salary compensation until the Company achieves profitable operations. In April 1998, the Board granted a stock option to the Company's CEO for 150,000 shares of common stock. In April 1997 the Board granted a stock option to the Company's CEO for 250,000 shares of common stock.


                                                                                      Long-term
                                        Annual Compensation                           Compensation
                           ------------------------------------------                 -----------


          Name                                                       Other
           and                                                       Annual           Securities
         Principle                     Salary        Bonus        Compensation        Underlying
         Position           Year          ($)         ($)             ($)             Options
          ----------------------------------------------------------------------      -----------

William A. Fresh             1998         -0-         -0-             -0-              150,000
Chief Executive Officer      1997         -0-         -0-             -0-              250,000
                             1996         -0-         -0-             -0-                  -0-
---------------------


Option Grants in Last Fiscal Year

The following table sets forth the options granted by the Company to executive officers in the last fiscal year.

                                       % of Options
   Name and           Number           Granted to
   Principle          of Options       Employees in    Exercise      Expiration
   Position           Granted          Fiscal Year      Price          Date
-------------------------------------------------------------------------------

William A Fresh        150,000             12%           .87         April 2005
CEO

Douglas M. Angus        50,000              4%           .87         June 2005
Vice President

Blair K. Blacker        75,000              4%           .87         April 2005
President
-------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of options to acquire shares of the Common Stock held by the Chief Executive Officer on December 31, 1998.

                                                       Value of Unexercised
                            Number of Unexercised     In-the-Money Options at
                             Options at FY-End(#)          FY-End    ($)(1)
                          -------------------------  --------------------------
         Name             Unexercisable/Exercisable  Unexercisable/Exercisable
----------------          -------------------------  --------------------------
William A. Fresh                 400/400,400                    0/0

(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1998.

     Director Compensation. Directors of the Company are currently paid no fee for their service on the Board of Directors. Directors are also not currently paid a fee for, or reimbursed for expenses incurred with respect to, attendance at board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists the number of shares of Common Stock beneficially owned as of December 31, 1998 by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth have been computed based on 17,724,266 shares, which is the number of shares of the Common Stock outstanding and exercisable warrants and options held by officers and directors, excluding treasury shares held by the Company, outstanding as of December 31, 1998.

                                                Beneficial Ownership
                                               As of December 31, 1998
                                                              Percentage
                                             Number of         of Class
Name and Address of Beneficial Owner           Shares        Outstanding
------------------------------------        -----------     -------------
William A. Fresh                            5,815,713 1             29.6%
2238 E. Gambel Oak Drive
Sandy, Utah  84092

Richard Winwood                             3,647,715 2             18.6%
7069 S. Highland Drive, Suite 102
Salt Lake City, Utah  84121

Ballard Investments                         1,724,987 3              8.8%
2611 East 1300 South
Salt Lake City, Utah  84108

Reginald Hughes                               504,991 4              2.4%
1482 East 920 South
Provo, Utah  84606


Darwin D. Millet                              302,170 5              1.7%
12090 South Woodridge Road
Sandy, Utah  84124


Irving Monclova                                56,846 6               .3%
1064 Heather Gate Court
Lexington, KY  40511

Judith Edwards                              1,144,169                5.8%
809 17th Ave.
Salt Lake City, Utah  84103

Digital Health, LLC                         1,375,000 7              7.0%
253 East Bridge Road
Orem, Utah  84057

Other Executive Officers                      388,517 8              2.0%

All officers and directors
as a group (7 persons)                     10,715,952               54.55%
--------------------------------

1    Includes 1,603,417 shares held by WAF Investment Company, a Utah Limited partnership, of which Mr. Fresh is a general partner, 1,133,332 shares held by Reva Luana Fresh, spouse, 50,000 shares held by the William A. and Reva Luana Fresh Family Living Trust, 216,667 shares held by William A. and Reva Luana Fresh Charitable Remainder Trust, 60,000 shares held in trusts in which Reva Luana Fresh is the custodian, 316,667 shares held by Orem Tek Development, a Utah limited partnership, of which Mr. Fresh is a general partner, 637,392 shares issuable upon the exercise of currently exercisable warrants, and 400,500 shares issuable upon presently exercisable options.

2    3,501,531 shares are held by Richard I. Winwood Revocable Living Trust.
Includes 146,184 shares issuable upon the exercise of currently exercisable warrants.

3    Includes 185,837 shares issuable upon the exercise of currently exercisable warrants. Craig Ballard, a general partner of Ballard Investments, has the power to vote the shares and to make investment decisions with respect to the shares on behalf of Ballard Investments.

4    Includes 93,836 shares issuable upon presently exercisable warrants or options that become exercisable in 60 days. The shares are held by a Utah limited liability partnership of which Mr. Hughes is a general partner.

5    Includes 35,000 shares issuable upon presently exercisable warrants or options that become exercisable in the next 60 days.

6    Includes 43,333 shares issuable upon presently exercisable options.

7    These shares are held by Digital Health LLC, a Utah Limited Liability
Company controlled by Mr. Vaughn Cook.

8    Includes 355,000 shares of presently exercisable options or options which become exercisable in the next 60 days.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Revolving Line of Credit Guaranties. The Company has entered into a revolving line-of-credit agreement. This agreement is for a $3,000,000 line of credit. This line of credit bears interest at a variable rate of prime plus 1.0% and matures on May 31, 1999. Inventory and the personal guarantee of three individuals including the Company's Chairman of the Board, a director, and a major shareholder jointly and severally personally guarantee this line of credit. As of December 31, 1998 the line of credit had an outstanding balance $2,996,153. This line of credit has been used to fund the operations of the Company.

         Notes Payable to Shareholders. During 1998 a Director/Shareholder who also serves as the Chairman of the Board loaned $2,590,000 to the Company through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. During 1998, $1,150,000 of these notes payable were converted to common stock of the Company. In addition, the interest payable of $37,906 was used by the Director/Shareholder to exercise warrants to purchase common stock. As of December 31, 1998, a total of $1,740,000 of notes payable was outstanding and payable to this shareholder.

During 1998 another Director/Shareholder converted $250,000 of notes payable to common stock of the company. In addition, the interest payable of $8,645 was used by the Director/Shareholder to exercise warrants to purchase common stock.

         Notes Payable. As of December 31, 1998, the Company owed $27,693 to a government entity. Terms of the note include interest at 8%, monthly installments of $2,507. The note is secured by inventory and personal guarantees from a Director and two individuals. The two individuals are former SkyHook officers, the director is also an officer of one of the Company's subsidiaries.





                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits. The following documents are furnished as exhibits to this Form 10-KSB

   S-B                                                  Incorporated     Filed
Item No.                   Description                  by Reference    Herewith

 3-1         Articles of Incorporation of the Company       (1)

 3-2         Amendment to Articles of Incorporation
             approved March 8, 1996                         (2)


 3-3         Bylaws of the Company                          (3)

10-1         Settlement Agreement with the
             Shareholders of BioSource                                     X

21-1         Subsidiaries of the Company                                   X

27-1         Financial Data                                                X

-----------------------

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

         (b) Reports on Form 8-K.

(A) The Company filed a Report on Form 8-K dated June 30, 1998 and a Report on Form 8-K / A dated August 14, 1998 reporting the acquisition and financial position of Digital Health, LLC. The financial statements of Digital Health, LLC were filed as part of the report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MAGELLAN TECHNOLOGY, INC.


                                         By: /s/  Douglas M. Angus
                                         -----------------------------------
                                         Douglas M. Angus, Vice President & CFO

                                         Date:  March 29, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Name                               Position                                    Date

/s/ William A. Fresh                Chairman of the Board of Directors and              March 29, 1999
---------------------------
          William A. Fresh          Chief Executive Officer (Principal Executive
                                    and Financial Officer)

/s/ Reginald Hughes                 Director                                            March 29, 1999
---------------------------
          Reginal Hughes


/s/ Richard I. Winwood              Director                                            March 29, 1999
---------------------------
          Richard I. Winwood

/s/ Darwin D. Millet                Director                                            March 29, 1999
---------------------------
          Darwin D. Millet

/s/ Irving Monclova                 Director                                            March 29, 1999
---------------------------
          Irving Monclova

/s/ Blair K. Blacker                Director                                            March 29, 1999
---------------------------
          Blair K. Blacker

/s/ William Crouch                  Director                                            March 29, 1999
          William Crouch


                                   EXHIBIT 22

                              LIST OF SUBSIDIARIES


1.        SkyHook Technologies, Inc., a Utah corporation

2.        ProHealth, Inc., a Utah corporation

3.        Satellite Image Systems (Jamaica) Ltd.

4.        Magellan Service Company, a Utah corporation

5.        BioMeridian International, Inc., a Utah corporation



                                   EXHIBIT 27

                                 FINANCIAL DATA


MAGELLAN TECHNOLOGY, INC.
Consolidated Financial Statements
December 31, 1998 and 1997

                                     MAGELLAN TECHNOLOGY, INC.
                                     Index to Consolidated Financial Statements

-------------------------------------------------------------------------------









                                                                           Page

Independent auditors' report                                               F-2

Consolidated balance sheet                                                 F-3

Consolidated statement of operations                                       F-4

Consolidated statement of stockholders'
deficit                                                                    F-5

Consolidated statement of cash flows                                       F-6

Notes to consolidated financial statements                                 F-7

                                                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Magellan Technology, Inc.


We have audited the consolidated balance sheet of Magellan Technology, Inc. (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Technology, Inc. as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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


                                                                  TANNER + CO.



Salt Lake City, Utah
February 23, 1999

                                                      MAGELLAN TECHNOLOGY, INC.

                                                      Consolidated Balance Sheet

                                                       December 31, 1998
--------------------------------------------------------------------------------



              Assets

Current assets:
     Cash                                                    $          159,109
     Accounts receivable, net                                           272,052
     Inventories, net                                                   938,999
     Other current assets                                               172,230
                                                              ------------------

                  Total current assets                                1,542,390

Licenses and technology, net                                          1,283,593
Property and equipment, net                                             938,350
Goodwill, net                                                           269,248
Long-term receivables                                                    42,591
                                                              ------------------

                  Total assets                               $        4,076,172
                                                              ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                        $        1,096,586
     Accrued expenses                                                   405,439
     Related party notes payable                                      1,840,000
     Notes payable                                                    2,996,158
     Current portion of long-term debt                                  667,225
                                                              ------------------

                  Total current liabilities                           7,005,408

Long-term debt                                                          617,144
                                                              ------------------

                  Total liabilities                                   7,622,552
                                                              ------------------

Commitments                                                                -

Stockholders' deficit:
     Common stock, par value $.0002 per share,
     50,000,000 shares authorized, 17,724,266
     shares issued and outstanding                                        3,545
     Additional paid-in capital                                       9,890,574
     Unearned compensation                                             (130,868)
     Accumulated deficit                                            (13,309,631)
                                                              ------------------

              Total stockholders' deficit                            (3,546,380)
                                                              ------------------

              Total liabilities and stockholders' deficit    $        4,076,172
                                                              ------------------

--------------------------------------------------------------------------------

                                           Magellan Technology, Inc.

                                           Consolidated Statement of Operations

                                           Years Ended December 31,
--------------------------------------------------------------------------------




                                                      1998              1997
                                             -----------------------------------

Net sales                                   $       2,605,952$          319,611
                                             -----------------------------------

Costs and expenses:
     Costs of sales                                   521,931            57,180
     General and administrative                     6,126,123         2,764,150
     Compensation expense - stock options             206,382           252,000
     Impairment loss                                  687,500                 -
                                             -----------------------------------

                                                    7,541,936         3,073,330
                                             -----------------------------------

                  Loss from operations             (4,935,984)       (2,753,719)
                                             -----------------------------------

Other income (expense):
     Equity in loss of joint venture                   (5,050)          (68,960)
     Gain on sale of investment                       180,023                 -
     Interest expense                                (424,622)         (161,843)
     Other, net                                       256,225           (12,870)
                                             -----------------------------------

                                                        6,576          (243,673)
                                             -----------------------------------

        Loss before benefit for income taxes       (4,929,408)       (2,997,392)

Benefit for income taxes                                    -                 -
                                             -----------------------------------

                  Net loss                  $      (4,929,408)$      (2,997,392)
                                             -----------------------------------

                  Net loss per share -
                  basic and diluted         $            (.29)             (.22)
                                             -----------------------------------




--------------------------------------------------------------------------------

                                MAGELLAN TECHNOLOGY, INC.

                                Consolidated Statement of Stockholders' Deficit

                                Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------






                                                         Additional     Unearned
                                  Common Stock            Paid-In                       Accumulated
                           --------------------------

                                 Shares       Amount       Capital      Compensation       Deficit         Total
                           ----------------------------------------------------------------------------------------

Balance, January 1, 1997      13,620,838 $     2,724  $   6,309,353  $         -     $   (5,382,831)  $    929,246

Issuance of common stock for:
  Acquisition of subsidiary      225,000          45         83,205            -               -            83,250
  Cash                            26,667           5          9,861            -               -             9,866

Issuance of compensatory
stock options and
amortization of unearned
compensation                          -            -        488,000       (236,000)            -           252,000


Net loss                              -            -            -              -         (2,997,392)    (2,997,392)
                           ----------------------------------------------------------------------------------------

Balance, December 31, 1997    13,872,505        2,774     6,890,419       (236,000)      (8,380,223)    (1,723,030)

Issuance of common stock for:
  Debt                         2,351,761          471     1,696,080            -               -         1,696,551
  Acquisition of subsidiary    1,375,000          275     1,202,850            -               -         1,203,125
  Services                       125,000           25       101,225            -               -           101,250

Amortization of unearned
compensation                           -            -            -         105,132             -           105,132

Net loss                               -            -            -             -         (4,929,408)    (4,929,408)
                           ----------------------------------------------------------------------------------------

Balance, December 31, 1998    17,724,266  $     3,545  $  9,890,574  $    (130,868)  $  (13,309,631)  $ (3,546,380)
                           ----------------------------------------------------------------------------------------




--------------------------------------------------------------------------------

                                       MAGELLAN TECHNOLOGY, INC.

                                       Consolidated Statement of Cash Flows

                                       Years Ended December 31,
--------------------------------------------------------------------------------




                                                                                  1998              1997
                                                                          -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $      (4,929,408)  $    (2,997,392)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                           375,401            41,489
         Equity in loss from joint venture                                         5,050            68,960
         Stock compensation                                                      206,382           252,000
         Gain on sale of interest in joint venture                              (180,023)                -
         Loss on disposal of property and equipment                                4,578                 -
         Provision and reserves for losses on assets                             358,800                 -
         Other non-cash expenses                                                 687,500            74,946
         (Increase) decrease in:
              Accounts receivable                                               (521,443)           18,500
              Inventories                                                     (1,402,506)         (367,993)
              Other current assets                                                22,585          (188,690)
         Increase (decrease) in:
              Accounts payable                                                   617,884           376,800
              Accrued expenses                                                   245,241           117,362
                                                                          -----------------------------------
                      Net cash used in
                      operating activities                                    (4,509,959)       (2,604,018)
                                                                          -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                         (737,585)         (288,157)
     Proceeds from sale of investment in joint venture                         1,500,000                 -
     Net cash paid in acquisition                                                      -          (102,890)
                                                                          -----------------------------------
                      Net cash provided by (used in)
                      investing activities                                       762,415          (391,047)
                                                                          -----------------------------------

Cash flows from financing activities:
     Increase in notes payable                                                   786,136         2,185,000
     Proceeds from related party notes payable                                 2,940,000           750,000
     Payments on related party notes payable                                    (200,000)                -
     Proceeds from long-term debt                                              1,046,560           111,429
     Payments on long-term debt                                                 (777,445)          (38,515)
     Proceeds from issuance of common stock                                            -             9,866
                                                                          -----------------------------------
                      Net cash provided by
                      financing activities                                     3,795,251         3,017,780
                                                                          -----------------------------------

                      Net increase in cash                                        47,707            22,715

Cash, beginning of year                                                          111,402            88,687
                                                                          -----------------------------------

Cash, end of year                                                      $         159,109  $        111,402
                                                                          -----------------------------------

                                  Magellan Technology, Inc.

                                  Notes to Consolidated Financial Statements

                                  December 31, 1998 and 1997
--------------------------------------------------------------------------------


1.   Organization
     and
     Accounting
     Policies

Organization

The consolidated financial statements consist of Magellan Technology, Inc. (the Company) and its wholly owned subsidiaries, ProHealth, Inc. (ProHealth), BioMeridian International, Inc. (BioMeridian) (formerly BioSource, Inc.), which the Company acquired effective October 15, 1997, and SkyHook Technologies, Inc. (SkyHook).


On June 15, 1998, the Company acquired licenses and technology from Digital Health, LLC (Digital). The acquisition included the issuance of 1,375,000 shares of the Company's common stock and debt of $250,000. The Company recorded an intangible asset in the amount of $1,453,125 related to this transaction.


The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. As part of the transaction, the Company recognized goodwill of $358,997.


Business Activity

The Company's operations consist of: 1) manufacturing and distribution of a medical device used by health care practitioners (conducted by BioMeridian), and 2)manufacturing and distributing a helicopter cargo management system (conducted by SkyHook).


Separate information concerning the assets, revenue and operations of each segment are included in the financial statements.


Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Digital subsequent to June 15, 1998 and all others. All significant intercompany balances and transactions have been eliminated.

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

--------------------------------------------------------------------------------






                                  MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



1.   Organization
     and
     Accounting
     Policies
     Continued

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


Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


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


Goodwill

Goodwill reflects the excess of the costs of purchasing BioMeridian (formerly BioSource, Inc.) over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over five years.


Licenses and Technology

Licenses and technology reflects the issuance of common stock and debt in exchange for certain assets of Digital Health, LLC and is being amortized on the straight-line basis over five years.


--------------------------------------------------------------------------------

                                MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



1.   Organization
     and
     Accounting
     Policies
     Continued

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


2.   Going
     Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1998, the Company had a deficit in working capital of $5,463,018, and an accumulated deficit of $13,309,631 and incurred a loss of $4,929,408 for the year ended December 31, 1998. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management anticipates that sales of the helicopter cargo transport equipment and operations of BioMeridian will provide positive cash flow during 1999. However, there can be no assurance they will be successful.



--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



3.   Detail of
     Certain
     Balance
     Sheet
     Accounts

Accounts receivable:
     Trade receivables                                              251,073
     Sales representative receivables                               270,370
     Less allowance for doubtful accounts                          (206,800)
                                                          -----------------

                                                                    314,643

Less long-term portion                                              (42,591)
                                                          -----------------

                                                          $         272,052
                                                          -----------------




Inventories:

Raw materials                                                       620,140
Finished goods                                                      470,859
Less allowance for obsolescence                                    (152,000)
                                                          -----------------

                                                          $         938,999
                                                          -----------------




                                                     December 31
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Licenses and technology:
     Accumulated amortization           $    169,532$            -
     Amortization expense               $    169,532$            -

Goodwill:
     Accumulated amortization           $     89,749$          14,958
     Amortization expense               $     74,791$          14,958
--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued
--------------------------------------------------------------------------------


4.   Property and
     Equipment

Property and equipment consist of the following:


Equipment                                                 $         966,857
Leasehold improvements                                              112,479
Software                                                             46,921
                                                          -----------------

                                                                  1,126,257

Accumulated depreciation and
 amortization                                                      (187,907)
                                                          -----------------

                                                          $         938,350
                                                          -----------------



5.   Related
     Party Notes
     Payable

At December 31, 1998, the Company had unsecured notes payable due to shareholders and entities owned by a shareholder totaling $1,840,000. Each note has a stated interest rate of 12% and is payable on demand. As of December 31, 1998 accrued interest payable on these notes totaled approximately $49,000. During 1998 and 1997, interest expense of approximately, $81,000 and $30,000, respectively, was recognized on obligations due to shareholders of the Company.


6.   Notes
     Payable

The Company has a revolving line-of-credit agreement with a bank. The agreement allows the Company to borrow up to $3,000,000 at an interest rate equal to the bank's prime rate plus 1% (8.75% at December 31, 1998). The balance, including all unpaid interest, is due May 19, 1999. The line-of-credit is secured by the assets of the Company and guaranteed by certain shareholders. At December 31, 1998 the balance outstanding on the line-of-credit totaled $2,996,158.



--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------


7.   Long-term
     Debt

Long-term debt is comprised of the following:


Unsecured  notes  payable to a former  subsidiary,
principal  due in  aggregate monthly installments
of $13,889 and interest payable quarterly at the
prime rate minus 1%                                       $         500,000

Note payable to a bank due in monthly installments
of $6,346, including interest at 9.5% secured by
the personal guarantees of certain
shareholders and equipment                                          285,992



Unsecured notes payable to a company, due on
demand, with interest at prime rate plus 2%                         195,212

Unsecured, non-interest bearing note payable to a
company, due in  monthly installments of $15,000                    160,000

Unsecured note payable to a company due in
monthly installments of $1,210, including interest at
9%                                                                   23,354



Note payable to a  governmental  entity due in
monthly  installments  of $2,507, including
interest  at  8%,  secured  by the  personal
guarantees  of  certain shareholders, inventory,
equipment and receivables                                            14,697

Capital lease obligation (see note 8)                               105,114
                                                          -----------------

                                                                  1,284,369

Less current portion                                               (667,225)
                                                          -----------------

                                                          $         617,144
                                                          -----------------

--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



7.   Long-term
     Debt
     Continued

Future maturities of long-term debt are as follows:


                               Year Ended December 31:              Amount
                                                              ------------------

                               1999                           $          667,225
                               2000                                      256,066
                               2001                                      214,230
                               2002                                       98,081
                               2003                                       48,767
                                                              ------------------

                                                              $        1,284,369
                                                              ------------------

8.   Capital
     Lease
     Obligation

The Company leases equipment under a noncancellable lease agreement. The lease provides the Company the option to purchase the equipment at the end of the initial lease term. The equipment under capital lease is included in property and equipment at a cost of $125,750 and accumulated amortization of $13,473.


Depreciation and amortization expense for the equipment under capital lease for the year ended December 31, 1998 was $13,473.


The capital lease obligation has an imputed interest rate of 9% and is payable in monthly installments through December 2002. Future minimum payments on the capital lease obligation are as follows:


     Year                                                           Amount
    ------                                                    ------------------

     1999                                                     $           31,680
     2000                                                                 31,680
     2001                                                                 31,680
     2002                                                                 31,661
                                                              ------------------

                                                              $          126,701
Less amount representing interest                                       (21,587)
                                                              ------------------

Present value of future minimum capital lease                           $105,114
                                                              ------------------




--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



9.   Income
     Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                      Years Ended
                                                      December 31,
                                        -----------------------------------
                                                 1998             1997
                                        -----------------------------------

Federal income tax benefit
   at statutory rate                    $       1,675,000 $      1,019,000
Meals and entertainment                           (13,000)          (2,000)
Change in valuation allowance                  (1,662,000)      (1,017,000)
                                        -----------------------------------

                                        $            -    $           -
                                        -----------------------------------



Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforwards                          $       2,916,000
Subsidiaries stock basis                                            869,000
Stock options and warrants                                           86,000
Amortization of intangibles                                          69,000
Valuation allowance                                              (3,940,000)
                                                          -----------------

                                                          $            -
                                                          -----------------



At December 31, 1998, the Company has a net operating loss carryforwards available to offset future taxable income of approximately $8,575,000, which will begin to expire in 2008. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

--------------------------------------------------------------------------------
                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



10.  Impairment
     Loss

During 1998, the Company made significant changes in the design of certain products available for sale. Management has determined that certain inventory related to the old design is now impaired. Consequently, an adjustment totaling $687,500 was made to write-down inventory to its estimated realizable value.


11.  Supplemental
     Cash Flow
     Information

During the year ended December 31, 1998:

o The Company purchased licenses and technology totaling $1,453,125 in exchange for a $250,000 note payable and common stock of $1,203,125.


o Notes payable to certain shareholders totaling $1,650,000 were converted to common stock. In addition, accrued interest payable to shareholders totaling $46,551 was exchanged by the shareholders to exercise warrants for common stock.


During 1997, the Company purchased all of the outstanding common stock of BioMeridian International, Inc. (formerly BioSource, Inc.) in a purchase transaction. The Company paid cash of $105,000 for the common stock and recorded net assets from the acquisition as follows:


Cash                                                      $           2,110
Accounts receivable                                                  18,500
Inventory                                                             8,000
Property and equipment, net                                           9,188
Intangibles                                                         358,997
Accounts payable                                                    (57,955)
Accrued expenses                                                    (14,132)
Long-term debt                                                      (26,436)
Notes payable                                                       (25,022)
                                                          -----------------

                                                                    273,250

Less amount financed with long-term debt                            (85,000)
Less common stock issued                                            (83,250)
Less cash received                                                   (2,110)
                                                          -----------------

                               Net cash paid              $         102,890
                                                          -----------------



--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



11.  Supplemental
     Cash Flow
     Information
     Continued

Actual amounts paid for:


                                                     Years Ended
                                                     December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Interest                                $     400,132   $      161,843
                                        -----------------------------------

Income taxes                            $        -      $         -
                                        -----------------------------------


12.  Stock Options
     and Warrants
The Company has a stock option plan (the Option Plan), which allows a maximum of 4,500,000 options to be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.


Information regarding the stock options and warrants is summarized below:


                                          Number of               Price Per
                           --------------------------------
                                   Options         Warrants         Share
                           ------------------------------------------------
Outstanding at
January 1, 1997                     904,336         233,342 $   .20 to 1.20
  Granted                         1,159,000         412,500     .37 to 1.00
  Exercised                         (26,667)              -             .37
  Forfeited                         (13,333)              -             .37
                           ------------------------------------------------

Outstanding at
December 31, 1997                 2,023,336         645,842     .20 to 1.20
  Granted                         1,264,000         441,000     .01 to 1.19
  Exercised                        (125,000)              -             .01
  Forfeited                        (309,669)       (151,762)     .30 to .37
                           ------------------------------------------------

Outstanding at
December 31, 1998                 2,852,667         935,080 $   .01 to 1.20
                           ------------------------------------------------


--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



13.  Stock-Based
     Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below :


                                                          Years Ended
                                                          December 31,
                                            ------------------------------------
                                                     1998              1997
                                            ------------------------------------

Net loss - as reported                      $    (4,929,408) $       (2,997,392)
Net loss - pro forma                        $    (6,053,299) $       (4,166,227)
Loss per share - as reported                $          (.$9)               (.22)
Loss per share - pro forma                  $          (.$6)               (.30)
                                            ------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                         December 31,
                                            -----------------------------------
                                                     1998             1997
                                            -----------------------------------

Expected dividend yield                     $          -                -
Expected stock price volatility                      188%             203%
Risk-free interest rate                              5.0%             5.5%
Expected life of options                        2 to 10 years    5 to 10 years
                                            -----------------------------------



The weighted average fair value of each option granted during 1998 and 1997 are $.82 and $1.55, respectively.

--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------


13.  Stock-Based
     Compensation
     Continued

The following table summarizes information about stock options and warrants outstanding at December 31, 1998:


                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/98      (Years)       Price      12/31/98       Price
--------------------------------------------------------------------------------

$.20 to .30      374,855       4.75 $       0.26       374,855 $       0.26
 .35 to .50    2,099,892       4.89         0.38     1,501,225         0.37
 .75 to 1.00   1,149,000       4.99         0.91       312,800         0.92
1.19 to 1.20     164,000       6.49         1.19         2,800         1.20
--------------------------------------------------------------------------------

$.20 to 1.20   3,787,747      $4.97         0.56     2,191,680 $       0.43
--------------------------------------------------------------------------------



14.  Earnings Per
     Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows (in thousands, except per share amounts):


                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Basic EPS and Diluted:
  Net loss available to common
    stockholders                            $   (4,929,408)  $   (2,997,392)
                                            ------------------------------------

  Weighted average common shares                16,752,000       13,685,000
                                            ------------------------------------

  Net loss per share                        $       (.29)             (.22)
                                            ------------------------------------




--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------

15.  Business
     Segments

The Company operates in two business segments: 1) Medical device manufacture and distribution, 2) Helicopter cargo management systems manufacture and distribution.


The following tables present financial information by business segment for the years ended December 31, 1998 and 1997.


                                          Helicopter
                                            Cargo
                                           Manage-    Corporate
                                Medical      ment    and Elimi-   Consoli-
1998                            Devices    Systems     nations     dated
--------------------------------------------------------------------------

Sales to unaffiliated
customers                   $ 2,605,952       -           -    $ 2,605,952
Operating loss                 (991,675) (3,314,166)  (630,143) (4,935,984)
Identifiable assets             697,863   1,797,736  1,580,573   4,076,172
Capital expenditures            159,132     578,453          -     737,585
Depreciation and amortization    29,579     101,499    244,323     375,401




                                          Helicopter
                                             Cargo
                                            Manage-   Corporate
                                 Medical     ment     and Elimi-   Consoli-
1997                             Devices    Systems    nations       dated
---------------------------------------------------------------------------

Sales to unaffiliated
customers                    $   319,611  $     -     $     -    $   319,611
Operating loss                   (89,501) (2,254,339)   (409,879) (2,753,719)
Identifiable assets              119,796     900,882   1,667,019   2,687,697
Capital expenditures              49,958     238,199        -        288,157
Depreciation and amortization      4,709      21,822      14,958      41,489



16.  Fair Value of
     Financial
     Instruments

None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in the interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------



17.  Commitments

Operating Leases

The Company is obligated under certain non-cancelable operating leases for rental of office and manufacturing space. Total lease expense for the years ended December 31, 1998 and 1997, was approximately $58,000 and $99,000, respectively. Future minimum lease payments under noncancellable operating leases with initial terms of one year or more are as follows at December 31, 1998:


Years Ended December 31,                                       Amount
                                                          -----------------

                           1999                           $         206,334
                           2000                                      96,096
                                                          -----------------

                                                          $         302,430
                                                          -----------------

Royalty Agreement

During 1998, the Company entered into a license agreement which grants the Company the right to include certain software in its medical device product. Under the agreement, the Company is obligated to pay $28 for each unit produced. During the year ended December 31, 1998 royalties expense related to this agreement totaled $16,268.


Employment Agreement

The Company has an employment agreement with one of its employees which requires annual payments of $75,000 and a bonus based on earnings of the Company's medical device division. The agreement expires on September 30, 2000.


Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material effect on its financial position.


18.  Pro Forma
     Condensed
     Combined
     Statement of
     Operations

The following condensed pro forma combined statements of operations for the years ended December 31, 1998 assumes the acquisition of Digital Health, LLC, by Magellan as of the beginning of the years then ended.


--------------------------------------------------------------------------------

                                 MAGELLAN TECHNOLOGY, INC.

                                 Notes to Consolidated Financial Statements

                                                                 Continued

--------------------------------------------------------------------------------


18.  Pro Forma
     Condensed
     Combined
     Statement of
     Operations
     Continued

The pro forma results of operations are not necessarily indicative of the results of operations that would actually have been obtained if the transactions had occurred as of the beginning of the years then ended. These statements should be read in conjunction with the historical financial statements and related notes.




Pro forma information for the year ended December 31, 1998 is as follows:


                    Magellan
                   Technology     Digital
                      Inc.      Health, LLC    Total    Adjustments   Combined
                  --------------------------------------------------------------

Net sales         $      -     $ 3,140,114 $ 3,140,114 $      -     $ 3,140,114
Other income          440,580         -        440,580        -         440,580
Costs and
expenses           (4,368,925)  (4,163,221) (8,532,146)       -      (8,532,146)
                  --------------------------------------------------------------

Net loss          $(3,928,345) $(1,023,107)$(4,951,452)$      -     $(4,951,452)
                  --------------------------------------------------------------

Net loss
  per share       $       (.25)                               $            (.29)
                  ------------                                     -------------

Weighted average
number of common
shares outstanding  15,833,000                                        17,208,000
                  ------------                                     -------------



19.  Recent
     Accounting
     Pronounce-
     ments

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

-
-------------------------------------------------------------------------------