Form 10QSB
period 1999-03-31
MAGELLAN TECHNOLOGY INC
filed 1999-05-14
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               Outstanding at
           Class                                               March 31, 1998
           -----                                             ------------------
Common Stock, $.0002 par value                               23,444,360 shares

                                   FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                      For the Quarter Ended March 31, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------
Item 1.           Financial Statements

                  Condensed consolidated balance sheet for March 31, 1999
                  and year-end for December 31, 1998                          3

                  Condensed consolidated statement of operations for the
                  three months ended March 31, 1999 and 1998                  4

                  Condensed statement of cash flows for the three months
                  ended March 31, 1999 and 1998                               5

                  Notes to condensed consolidated financial statements        7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9


                                             PART II - OTHER INFORMATION
                                             ---------------------------
Item 1.           Legal Proceedings                                          12

Item 2.           Changes in Securities                                      12

Item 3.           Defaults upon Senior Securities                            12

Item 4.           Submission of Matters to a Vote of Security Holders        12

Item 5.           Other information                                          12

Item 6(a)         Exhibits                                                   12

Item 6(b)         Reports on Form 8-K                                        12


                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets


                                                                                      Mar 31, 1999         Dec 31, 1998
                                      ASSETS                                          (Unaudited)           (Audited)
                                                                                    -------------        -------------
Current Assets:
 Cash                                                                                  $ 66,298            $ 159,108
 Accounts Receivable                                                                    701,235              314,643
 Inventories                                                                            916,817              938,999
 Other Current Assets                                                                   209,608              172,230
                                                                                    -------------        -------------
   Current Assets                                                                     1,893,958            1,584,980
                                                                                    -------------        -------------

 Property and Equipment, net                                                            910,902              938,351
 Licenses & Technology, net                                                           1,348,047            1,283,594
 Goodwill, net                                                                          251,298              269,248
                                                                                    -------------        -------------
   Total Assets                                                                     $ 4,404,204          $ 4,076,173
                                                                                    =============        =============
                                    LIABILITIES

Current Liabilities:
 Accounts Payable                                                                   $ 1,188,454          $ 1,131,037
 Accrued Liabilities                                                                    428,645              309,424
 Accrued Interest Payable                                                               109,539               61,565
 Line of Credit                                                                       2,996,158            2,996,158
 Related Party Notes Payable                                                            740,000            1,840,000
 Current Portion of long-term debt                                                      690,270              667,227
                                                                                    -------------        -------------
   Current Liabilities                                                                6,153,066            7,005,410

 Long-Term Debt                                                                         567,381              617,142
                                                                                    -------------        -------------
   Total Liabilities                                                                  6,720,447            7,622,553
                                                                                    -------------        -------------
                               STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
 50,000,000 shares authorized, 23,444,360 shares
 issued and outstanding as of March 31, 1999.                                             4,689                3,545

 Additional Paid-in Capital                                                           11,944,789            9,890,575
 Unearned Compensation                                                                  (115,748)            (130,868)
 Accumulated Deficit                                                                 (13,309,632)          (8,380,223)
 Current Earnings/(Loss)                                                                (840,341)          (4,929,409)
                                                                                    -------------        -------------
   Total Stockholders' equity                                                         (2,316,243)          (3,546,380)
                                                                                    -------------        -------------
     Total Liabilities and Stockholders' Equity                                      $ 4,404,204          $ 4,076,173
                                                                                    =============        =============

                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations
                                    (Unaudited)


                                                                                     Three Months         Three Months
                                                                                        Ended                Ended
                                                                                     Mar 31, 1999         Mar 31, 1998
                                                                                    -------------        -------------
 Sales                                                                               $ 1,417,997              242,617
 Cost of Sales                                                                           327,500               46,719
                                                                                    -------------        -------------
   Gross Margin                                                                        1,090,497              195,898

Operating Expenses:
 Selling & Marketing                                                                     906,834              279,416
 General & Administrative                                                                347,625              287,931
 Training & Customer Support                                                             183,848
 R&D & Engineering                                                                       173,721              320,657
 Depreciation Expense                                                                     48,967               18,692
 Amortization of Licenses & Goodwill                                                      94,122               17,950
 Compensation Expense - Stock Options                                                     15,120               26,283
                                                                                    -------------        -------------
    Total Operating Expenses                                                           1,770,236              950,929
                                                                                    -------------        -------------
 Income/(Loss) from Operations:                                                         (679,740)            (755,031)

Other (Income)/Expense:
 Other Income                                                                               (330)
 Interest Expense                                                                        160,932               93,145
 Loss from Discontinued Operations                                                                                198
 (Gain)/Loss on Sale of Assets                                                                 -
 Equity in Earnings - SkyHook                                                                  -
 Equity in Earnings - BioMeridian                                                              -
                                                                                    -------------        -------------
    Net Income/(Loss)                                                                 $ (840,341)          $ (848,374)
                                                                                    =============        =============

    Net Income/(Loss) per share                                                            (0.05)               (0.06)
                                                                                    =============        =============

 Weighted average shares outstanding                                                  17,755,773           14,434,203
                                                                                    =============        =============


                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                     Three Months         Three Months
                                                                                         Ended                Ended
                                                                                     Mar 31, 1999         Mar 31, 1998
Cash Flows from Operating Activities:                                               -------------        -------------
 Net Income/(Loss)                                                                    $ (840,341)            (848,374)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Depreciation Expense                                                                 48,967               18,692
     Amortization of Licenses & Goodwill                                                  94,122               17,950
     Stock Compensation                                                                   15,120               26,283
     Loss from Discontinued Operations                                                                            198
     (Gain) on Sale of Assets
 (Increase)/Decrease in:
   Accounts Receivable                                                                  (386,592)             (12,950)
   Inventory                                                                              22,183
   Prepaid Expenses                                                                      (37,379)
   Other Current Assets                                                                                      (253,592)

 Increase/(Decrease) in:
   Accounts Payable                                                                       57,418              (70,802)
   Accrued Liabilities                                                                   119,221              (25,003)
   Accrued Interest Payable                                                               59,007
                                                                                    -------------        -------------
 Net Cash Used in Operating Activities                                                  (848,275)          (1,147,598)
                                                                                    -------------        -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                                        (21,518)            (136,717)
 Acquisition of Digital Health                                                                 -
 Sale of Investment in Subsidiary                                                              -
                                                                                    -------------        -------------
 Net Cash Provided by/(Used in) Investing Activities                                     (21,518)            (136,717)
                                                                                    -------------        -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                                  3,700            1,196,551
 Proceeds from Related Party Notes                                                     1,125,000              509,000
 Principal Payments on Related Party Notes                                              (325,000)
 Proceeds from Line of Credit
 Principal Payments on Line of Credit
 Proceeds from Long-term Debt                                                             18,798
 Principal Payments on Long-term Debt                                                    (45,516)            (391,173)
                                                                                    -------------        -------------
 Net Cash Provided by/(Used in) Financing Activities:                                    776,982            1,314,378
                                                                                    -------------        -------------
 Net Decrease in cash                                                                    (92,811)              30,063

 Cash, Beginning of Period                                                               159,108              111,402
                                                                                    -------------        -------------
 Cash, End of Period                                                                    $ 66,298            $ 141,465
                                                                                    =============        =============

                             MAGELLAN TECHNOLOGY, INC.
                                 AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                                                     Three Months         Three Months
                                                                                         Ended                Ended
                                                                                     Mar 31, 1999         Mar 31, 1998
Cash paid during the period for:                                                    -------------        -------------

 Interest                                                                             $ 101,924               59,497
                                                                                    =============        =============

 Income Taxes                                                                               $ -                  500
                                                                                    =============        =============

Non-cash Financing and Investing Activities:

   During the quarter ended March 31, 1999, the Company converted $1,900,000 of notes payable and $11,033 of accrued interest payable into common stock.

   During the quarter ended March 31, 1999, the Company issued 250,000 shares of common stock in exchange for the rights of certain technology known as the P.I.C.E. Technology. The value of this transaction was $140,625.

                           MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, BioMeridian Corporation [formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica)], SkyHook Technologies, Inc. (SkyHook), which the Company acquired effective October 15, 1996, and BioMeridian International, Inc. (BioMeridian) (formerly known as BioSource, Inc.) which the Company acquired effective October 15, 1997. The acquisition of
              SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. The Company recognized goodwill of $358,997 in connection with the BioSource transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations of SIS, Inc. to Satellite Image Systems, LLC (SIS, LLC), a joint venture. On May 12, 1998 the Company sold its 46.5% interest in SIS, LLC. In connection with the sale the company recognized a gain of $180,023. On June 15, 1998, the Company completed the acquisition of certain licenses and technology of Digital Health, LLC in exchange for 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. On February 16, 1999, the Company acquired certain assets known as the P.I.C.E. technology from an individual in exchange for 250,000 shares of common stock.

(2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the company as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

(3) The amount of the loss per share is based on the weighted average number of shares outstanding at March 31, 1999 and 1998, respectively.

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

(5) On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended March 31, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of March 31, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

(6) During the three months ended March 31, 1999 the Company borrowed a net amount of $200,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured notes payable agreements. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, both convertible note payable agreements were converted to common stock at $.35 per common share. The funds from these transactions were used to finance operations.

(7) Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

(8) Effective March 16, 1999, the Company has issued a formal letter of intent to acquire Biological Technologies International, Inc.
              (BTI) in a stock for stock exchange. This transaction is intended to be accounted for as a "pooling of interests" transaction and, as of the date of this filing, is still pending.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998.

Results of BioMeridian

BioMeridian International, Inc. (BioMeridian) manufactures and sells the BEST system to healthcare practitioners. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected, the BEST system is used to recommend a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize the BEST system. The BEST system is registered with the U.S. Food and Drug Administration.

For the three months ended March 31, 1999 BioMeridian achieved sales revenues of $1,401,497 which resulted in an operating loss of $430,461 compared with sales revenues of $242,617 which resulted in an operating loss of $132,864 for the three months ended March 31, 1998. The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with the increase in the number of independent sales representatives to approximately thirty nationwide. The increased operating loss is primarily due to unusually high selling expenses due to training of direct and indirect sales representatives and the elevated level of overhead within the operation of BioMeridian. The increased overhead costs are the result of improved marketing strategies and improved customer training and support personnel.

Although BioMeridian has experienced operating losses during the three-month period ended March 31, 1999, the Company believes that after an investment of approximately $1.6 million during the past eighteen months, BioMeridian has now reached a sustainable revenue level in excess of $500,000 per month and is poised to achieve breakeven operations in the second or third quarter of 1999 and profitable operations for the following fourth quarter in 1999.


Results of SkyHook

Since its formation in February 1995, SkyHook Technologies, Inc. (SkyHook) has been engaged in the development of computer-controlled multi-hook cargo transport devices that SkyHook believes will improve the efficiency and safety of helicopter missions by enabling the selective delivery and retrieval of multiple external payloads during a single mission. SkyHook also believes that its devices will allow an aircrew to more fully utilize a helicopter's load capacity while minimizing flight time.

SkyHook's patented products include the SkyHook External Cargo Management System (SkyHook ECMS) and the SkyHook Light Ariel Delivery System (SkyHook LADS). The SkyHook LADS is a lower cost system designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS complements the SkyHook ECMS that is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to complement the ECMS product, the company can effectively meet the varying needs of its potential customers. SkyHook has invested over $6.8 million in the development, testing and marketing of its unique products. The Company continues an aggressive marketing campaign with the U.S. Military as its primary potential customer.

SkyHook has made significant progress in its marketing effort with the U.S. Military and other government agencies. Subsequent to March 31, 1999, the State of Kansas National Guard issued a purchase order for one Light Aerial Delivery System (LADS). The LADS system was delivered to the Kansas National Guard in late April 1999. SkyHook anticipates additional revenues from the sale of SkyHook products near the end of 1999. However, currently the Company must rely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to the SkyHook and its products. On-going operations of SkyHook are expected to consume approximately $30,000 each month.

SkyHook was recently awarded a contract with Envirofoam Technologies, Inc. (Envirofoam) that provides for the marketing and contract management of a patented fire suppression device that is targeted for sale to the U.S. Military. During the three months ended March 31, 1999 SkyHook recognized revenues of $16,500 under this contract with Envirofoam.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended March 31, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on May 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of March 31, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

During the three months ended March 31, 1999 the Company borrowed a net amount of $200,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, each convertible note payable was converted to common stock at $.35 per common share. The funds from these transactions were used to finance operations.

Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

The Company has made significant investment and effort over the last five years into the establishment of a sound framework for operating entities that are well positioned in their perspective marketplaces. Management feels that both BioMeridian and SkyHook are now poised for success and future profitable operations. However, there can be no assurance that the Company will be able to achieve profitable operations or obtain the needed debt or equity capital required on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition would be materially adversely affected.




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


                            MAGELLAN TECHNOLOGY, INC.
                            -------------------------
                                  (Registrant)



\s\Douglas M. Angus                                              May 14, 1998
------------------------                                      -----------------
Douglas M. Angus                                                      Date
Vice President - Finance