Form 10QSB
period 1999-06-30
MAGELLAN TECHNOLOGY INC
filed 1999-08-12
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding at
       Class                                               June 30, 1998
       -----                                             ------------------
Common Stock, $.0002 par value                            24,397,933 shares

FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                       For the Quarter Ended June 30, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.           Financial Statements

                  Condensed consolidated balance sheet for June 30, 1999 and
                  year-end for December 31, 1999                               3

                  Condensed consolidated statement of operations for the
                  three months and six months ended June 30, 1999 and 1998     4

                  Condensed statement of cash flows for the six months
                  ended June 30, 1999 and 1998                                 5

                  Notes to condensed consolidated financial statements         7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9


                           PART II - OTHER INFORMATION
                           ---------------------------
Item 1.           Legal Proceedings                                           12

Item 2.           Changes in Securities                                       12

Item 3.           Defaults upon Senior Securities                             12

Item 4.           Submission of Matters to a Vote of Security Holders         12

Item 5.           Other information                                           12

Item 6(a)         Exhibits                                                    12

Item 6(b)         Reports on Form 8-K                                         12

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                               June 30, 1999       Dec 31, 1998
                                    ASSETS                                      (Unaudited)          (Audited)
                                                                               -------------       -------------
Current Assets:
 Cash                                                                             $ 24,118           $ 159,108
 Accounts Receivable                                                               983,623             314,643
 Inventories                                                                       829,168             938,999
 Prepaid Expenses                                                                  109,700             133,489
 Other Current Assets                                                               58,476              38,741
                                                                               -------------       -------------
   Current Assets                                                                2,005,085           1,584,980
                                                                               -------------       -------------

 Property and Equipment, net                                                       876,609             938,351
 Goodwill, net                                                                     233,348             269,248
 Licenses & Technology, net                                                      1,268,359           1,283,594
                                                                               -------------       -------------
   Total Assets                                                                $ 4,383,401         $ 4,076,173
                                                                               =============       =============
                                 LIABILITIES

Current Liabilities:
 Accounts Payable                                                              $ 1,138,462         $ 1,131,037
 Accrued Personnel Costs                                                           145,921             122,706
 Accrued Liabilities                                                               238,836             186,718
 Accrued Interest Payable                                                          109,685              61,565
 Line of Credit                                                                  2,996,158           2,996,158
 Related Party Notes Payable                                                       790,000           1,840,000
 Notes Payable                                                                     670,694             355,212
 Current Portion of long-term debt                                                 372,554             312,015
                                                                               -------------       -------------
   Current Liabilities                                                           6,462,310           7,005,410

 Long-Term Debt                                                                    501,173             617,142
                                                                               -------------       -------------
   Total Liabilities                                                             6,963,483           7,622,553
                                                                               -------------       -------------
                             STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
 50,000,000 shares authorized, 24,397,933 shares
 issued and outstanding as of June 30, 1999.                                         4,880               3,545

 Additional Paid-in Capital                                                     12,274,235           9,890,575
 Unearned Compensation                                                            (100,627)           (130,868)
 Accumulated Deficit                                                           (13,309,632)         (8,380,223)
 Current Earnings/(Loss)                                                        (1,448,939)         (4,929,409)
                                                                               -------------       -------------
   Total Stockholders' equity                                                   (2,580,082)         (3,546,380)
                                                                               -------------       -------------
     Total Liabilities and Stockholders' Equity                                $ 4,383,401         $ 4,076,173
                                                                               =============       =============





                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months                      Six Months
                                                                          Ended June 30                    Ended June 30
                                                                     1999             1998            1999             1998
                                                                 -------------   -------------    -------------   -------------
 Net Sales                                                       $ 1,797,957        $ 735,969     $ 3,215,954        $ 978,586
 Cost of Sales                                                       322,484           92,280         552,484          136,439
                                                                 -------------   -------------    -------------   -------------
   Gross Margin                                                    1,475,473          643,689       2,663,470          842,147

 Variable Selling Costs                                              348,542          189,305         725,631          205,507
                                                                 -------------   -------------    -------------   -------------
   Contribution Margin                                             1,126,931          454,384       1,937,839          636,640

Operating Expenses:
 Administration                                                      257,044          359,218         334,400          647,149
 Customer Support                                                     69,457                          104,619
 Finance & Accounting                                                107,031          127,533         400,572          153,816
 Marketing                                                           203,203                          324,858
 R&D & Engineering                                                   229,838          322,116         399,898          642,772
 Sales - Domestic                                                    288,224          445,986         768,015          711,760
 Sales - International                                                86,792                          108,100
 Training & Education                                                212,015                          360,702
                                                                 -------------   -------------    -------------   -------------
    Total Operating Expenses                                       1,453,604        1,254,853       2,801,163        2,155,497
                                                                 -------------   -------------    -------------   -------------
 Income/(Loss) from Operations:                                     (326,673)        (800,469)       (863,324)      (1,518,857)

Other (Income)/Expense:
 Other Income                                                           (122)                            (452)
 Loss from Discontinued Operations
 (Gain)/Loss on Sale of Assets                                                              -               -                -
                                                                 -------------   -------------    -------------   -------------
 EBITDA                                                             (326,551)        (800,469)       (862,872)      (1,518,857)

 Depreciation Expense                                                 50,052           22,812          99,019           41,421
 Amortization of Licenses & Goodwill                                  97,637           31,136         191,759           49,169
 Interest Expense                                                    134,358          102,212         295,289          195,357
 Equity in Loss of Joint Venture                                                        4,852                            5,050
 (Gain) on sale of Joint Venture                                                     (180,023)                        (180,023)
                                                                 -------------   -------------    -------------   -------------
    Net Income/(Loss) before Taxes                                  (608,598)        (781,458)     (1,448,939)      (1,629,831)

 Provision for Income Taxes                                                                    -               -                -
                                                                 -------------   -------------    -------------   -------------
    Net Income/(Loss)                                             $ (608,598)      $ (781,458)   $ (1,448,939)    $ (1,629,831)
                                                                 =============   =============    =============   =============

    Net Income/(Loss) per share                                      $ (0.03)         $ (0.05)        $ (0.08)         $ (0.11)
                                                                 =============   =============    =============   =============

 Weighted average shares outstanding                              19,305,949       15,447,560      19,305,949       15,447,560
                                                                 =============   =============    =============   =============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months
                                                                              Ended June 30
                                                                          1999             1998
Cash Flows from Operating Activities:                                -------------    -------------
 Net Income/(Loss)                                                  $ (1,448,939)     $ (1,629,831)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Provision for Bad Debt                                                9,400
     Stock Compensation                                                   30,242           153,816
     Depreciation Expense                                                 99,019            41,421
     Amortization of Licenses & Goodwill                                 191,759            49,169
     Equity in Loss of Joint Venture                                           -             5,050
     (Gain) on Sale of Assets                                                  -          (180,023)
 (Increase)/Decrease in:
   Accounts Receivable                                                  (725,980)         (376,820)
   Inventory                                                             109,832          (939,038)
   Prepaid Expenses                                                       23,789
   Other Current Assets                                                  (19,735)          (79,527)

 Increase/(Decrease) in:
   Accounts Payable                                                       95,507           267,603
   Accrued Personnel Costs                                                23,215
   Accrued Liabilities                                                    52,118           163,163
   Accrued Interest Payable                                               59,153
                                                                     -------------    -------------
 Net Cash Provided by / (Used in) Operating Activities                (1,500,620)       (2,525,017)
                                                                     -------------    -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                        (37,277)         (216,511)
 Acquisition of Digital Health
 Sale of Investment in Subsidiary                                                        1,500,000
                                                                     -------------    -------------
 Net Cash Provided by / (Used in) Investing Activities                   (37,277)        1,283,489
                                                                     -------------    -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                308,338
 Proceeds from Related Party Notes                                     1,195,000
 Principal Payments on Related Party Notes                              (345,000)
 Proceeds from Notes Payable                                             325,000
 Principal Payments on Notes Payable                                     (25,000)
 Proceeds from Line of Credit                                          1,382,122
 Principal Payments on Line of Credit
 Proceeds from Long-term Debt                                             18,798
 Principal Payments on Long-term Debt                                    (74,228)          (62,442)
                                                                     -------------    -------------
 Net Cash Provided by / (Used in) Financing Activities                 1,402,907         1,319,680
                                                                     -------------    -------------
 Net Decrease in cash                                                   (134,990)           78,152

 Cash, Beginning of Period                                               159,108           111,402
                                                                     -------------    -------------
 Cash, End of Period                                                    $ 24,118         $ 189,554
                                                                     =============    =============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months
                                                                                       Ended June 30
                                                                                 1999                 1998
Cash paid during the period for:                                            -------------        -------------

 Interest                                                                     $ 231,900              152,630
                                                                             =============        =============

 Income Taxes
                                                                             =============        =============


Non-cash Financing and Investing Activities:

   During the quarter ended March 31, 1999, the Company converted $1,900,000 of notes payable and $11,033 of accrued interest payable into common stock.

   During the quarter ended March 31, 1999, the Company issued 250,000 shares of common stock in exchange for the rights to certain technology known as the P.I.C.E. Technology. The value of this transaction was $140,625.

   During the quarter ended June 30, 1999, the Company converted certain accounts payable balances to certain vendors to a note payable. The amount converted was $22,879.78.

   During the quarter ended June 30, 1999, the Company converted an accounts payable balance to a certain vendor to common stock and a note payable. The amount converted was $25,000 and 39,313.03 respectively.

   During the quarter ended June 30, 1999, the Company applied an accounts receivable balance from a customer in the amount of $47,600 to the outstanding amount of a note payable to this same individual.

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

(2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the company as of June 30, 1999 and the results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

(3) The amount of the loss per share is based on the weighted average number of shares outstanding at June 30, 1999 and 1998, respectively.

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

(5) On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. During the three months ended
              June 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on August 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of June 30, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

(6) During the six months ended June 30, 1999 the Company borrowed a net amount of $250,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements and one $50,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.


(7) The Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, both convertible note payable agreements were converted to common stock at $.35 per common share. In addition, the Company borrowed $200,000, $100,000 and $25,000 from unrelated parties under separate convertible note payable agreements. Each bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. The funds from these transactions were used to finance operations. In addition, the Company converted certain accounts payable to a vendor into a note payable in the amount of $39,313. This note payable bears interest at 9% and is payable at the end of six months from the date of issuance.

(8) Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company.
              In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

(9) Effective March 16, 1999, the Company has issued a formal letter of intent to acquire Biological Technologies International, Inc.
              (BTI) in a stock for stock exchange. This transaction is intended to be accounted for as a "pooling of interests" transaction and, as of the date of this filing, is still pending.

                         PART I - FINANCIAL INFORMATION


Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Six-month period ended June 30, 1999 compared to the six-month period ended June 30, 1998.

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

For the six months ended June 30, 1999 BioMeridian achieved sales revenues of $3,060,409 that resulted in an operating loss of $553,530 compared with sales revenues of $978,586 that resulted in an operating loss of $182,619 for the six months ended June 30, 1998. The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with the increase in the number of independent sales representatives to approximately thirty nationwide. The increased operating loss is primarily due to unusually high selling expenses due to training of direct and indirect sales representatives and the elevated level of overhead within the operation of BioMeridian. The increased overhead costs are the result of improved marketing strategies and improved customer training and support personnel.

Although BioMeridian has experienced operating losses during the six-month period ended June 30, 1999, the Company believes that after an investment of approximately $1.7 million during the past eighteen months, BioMeridian has now reached a sustainable revenue level in excess of $500,000 per month and is poised to achieve profitable operations in the third and fourth quarters of 1999.

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

SkyHook's patented products include the SkyHook External Cargo Management System (SkyHook ECMS) and the SkyHook Light Ariel Delivery System (SkyHook LADS). The SkyHook LADS is a lower cost system designed to carry three or four separate loads with total system load capacity of 12,000 pounds. The SkyHook LADS complements the SkyHook ECMS that is designed to carry three or six separate loads with a total system capacity of 36,000 pounds. With the introduction of the LADS system to complement the ECMS product, the company can effectively meet the varying needs of its potential customers. SkyHook has invested over $8.0 million in the development, testing and marketing of its unique products. The Company continues an aggressive marketing campaign with the U.S. Military as its primary potential customer.

SkyHook has made significant progress in its marketing effort with the U.S. Military and other government agencies. During the six months ended June 30, 1999, the Kansas National Guard issued a purchase order for one Light Aerial Delivery System (LADS). The LADS system was delivered to the Kansas National Guard in late April 1999. SkyHook anticipates additional revenues from the sale of SkyHook products near the end of 1999. However, currently the Company must rely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to SkyHook and its products. On-going operations of SkyHook are expected to consume approximately $95,000 each month.

SkyHook was recently awarded a contract with Envirofoam Technologies, Inc. (Envirofoam) that provides for the marketing and contract management of a patented fire suppression device that is targeted for sale to the U.S. Military. During the six months ended June 30, 1999 SkyHook recognized revenues of $115,500 under this contract with Envirofoam.

Three-month period ended June 30, 1999 compared to the three-month period ended June 30, 1998.

Results of BioMeridian

For the three months ended June 30, 1999 BioMeridian achieved sales revenues of $1,658,912 which resulted in an operating loss of $123,069 compared with sales revenues of $735,969 which resulted in an operating loss of $49,755 for the three months ended June 30, 1998. The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with the increase in the number of independent sales representatives to approximately thirty nationwide. The increased operating loss is primarily due to unusually high selling expenses due to training of direct and indirect sales representatives and the elevated level of overhead within the operation of BioMeridian. The increased overhead costs are the result of improved marketing strategies and improved customer training and support personnel.

Although BioMeridian has experienced operating losses during the three-month period ended June 30, 1999, the Company believes that after an investment of approximately $1.7 million during the past eighteen months, BioMeridian has now reached a sustainable revenue level in excess of $500,000 per month and is poised to achieve profitable operations in the third and fourth quarters of 1999.

Results of SkyHook

SkyHook has made significant progress in its marketing effort with the U.S. Military and other government agencies. During the three months ended June 30, 1999, the Kansas National Guard issued a purchase order for one Light Aerial Delivery System (LADS). The LADS system was delivered to the Kansas National Guard in late April 1999. SkyHook anticipates additional revenues from the sale of SkyHook products near the end of 1999. However, currently the Company must rely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to SkyHook and its products. On-going operations of SkyHook are expected to consume approximately $95,000 each month.

SkyHook was recently awarded a contract with Envirofoam Technologies, Inc. (Envirofoam) that provides for the marketing and contract management of a patented fire suppression device that is targeted for sale to the U.S. Military. During the three months ended June 30, 1999 SkyHook recognized revenues of $99,000 under this contract with Envirofoam.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. During the three months ended June 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on August 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of June 30, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

During the six months ended June 30, 1999 the Company borrowed a net amount of $250,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements and one $50,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

The Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, both convertible note payable agreements were converted to common stock at $.35 per common share. In addition, the Company borrowed $200,000, $100,000 and $25,000 from unrelated parties under separate convertible note payable agreements. Each bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. The funds from these transactions were used to finance operations. In addition, the Company converted certain accounts payable to a vendor into a note payable in the amount of $39,313. This note payable bears interest at 9% and is payable at the end of six months from the issuance date.

Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

The Company has made significant investment and effort over the last five years into the establishment of a sound framework for operating entities that are well positioned in their respective marketplaces. Management feels that both BioMeridian and SkyHook are now poised for success and future profitable operations. However, there can be no assurance that the Company will be able to achieve profitable operations or obtain the needed debt or equity capital required on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition would be materially adversely affected.



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


                            MAGELLAN TECHNOLOGY, INC.
                            -------------------------
                                  (Registrant)




\s\Douglas M. Angus                                             August 12, 1998
------------------------                                      -----------------
Douglas M. Angus                                                     Date
Vice President - Finance