Form 10QSB
period 1999-09-30
MAGELLAN TECHNOLOGY INC
filed 1999-11-15
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Outstanding at
               Class                                      September 30, 1999
               -----                                      ------------------
Common Stock, $.0002 par value                            27,531,291 shares

FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                    For the Quarter Ended September 30, 1999

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.           Financial Statements

                  Condensed  Consolidated  Balance Sheets for
                  September 30, 1999 and year-end for December
                  31, 1998                                                     3

                  Condensed Consolidated  Statements of
                  Operations for the three months and nine
                  months ended September 30, 1999 and 1998                     4

                  Condensed  Consolidated  Statements of Cash
                  Flows for the nine months ended September 30,
                  1999 and 1998                                                5

                  Notes to Condensed Consolidated Financial
                  Statements                                                   7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10


                           PART II - OTHER INFORMATION
                           ---------------------------
Item 1.           Legal Proceedings                                           14

Item 2.           Changes in Securities                                       14

Item 3.           Defaults upon Senior Securities                             14

Item 4.           Submission of Matters to a Vote of Security Holders         14

Item 5.           Other information                                           14

Item 6(a)         Exhibits                                                    14

Item 6(b)         Reports on Form 8-K                                         14

                         MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets



                                                                               Sep 30, 1999        Dec 31, 1998
            ASSETS                                                              (Unaudited)          (Audited)
                                                                               ------------        ------------

Current Assets:
 Cash                                                                          $    184,134        $    217,428
 Accounts Receivable                                                              1,132,217             474,875
 Inventories                                                                        910,737           1,100,313
 Prepaid Expenses                                                                     5,785             133,489
 Other Current Assets                                                                69,012              38,896
                                                                               ------------        ------------
   Current Assets                                                                 2,301,885           1,965,001
                                                                               ------------        ------------

 Property and Equipment, net                                                        857,184             973,550
 Goodwill, net                                                                      975,058           1,204,214
 Licenses & Technology, net                                                       1,188,672           1,283,594
                                                                               ------------        ------------
   Total Assets                                                                $  5,322,799        $  5,426,358
                                                                               ============        ============

            LIABILITIES

Current Liabilities:
 Accounts Payable                                                              $  1,211,049        $  1,320,328
 Accrued Personnel Costs                                                            169,664             143,706
 Accrued Liabilities                                                                399,919             186,718
 Accrued Interest Payable                                                           272,157             135,332
 Line of Credit                                                                   2,996,158           3,032,315
 Related Party Notes Payable                                                        835,000           1,840,000
 Notes Payable                                                                      725,694             355,212
 Current Portion of long-term debt                                                  744,707             647,939
                                                                               ------------        ------------
   Current Liabilities                                                            7,354,347           7,661,549

 Long-Term Debt                                                                     370,048           1,075,748
                                                                               ------------        ------------
   Total Liabilities                                                              7,724,394           8,737,297
                                                                               ------------        ------------


            STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
 50,000,000 shares authorized, 27,531,291 shares
 issued and outstanding as of September 30, 1999.                                     5,506               4,150

 Additional Paid-in Capital                                                      13,883,646          11,461,507
 Unearned Compensation                                                              (85,506)           (130,868)
 Accumulated Deficit                                                            (14,645,728)         (9,306,760)
 Current Earnings/(Loss)                                                         (1,559,514)         (5,338,968)
                                                                               ------------        ------------
   Total Stockholders' equity                                                    (2,401,595)         (3,310,939)
                                                                               ------------        ------------
     Total Liabilities and Stockholders' Equity                                $  5,322,799        $  5,426,358
                                                                               ============        ============


                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                          Three Months                      Nine Months
                                                                       Ended September 30               Ended September 30
                                                                      1999            1998             1999            1998
                                                                 -------------    ------------    -------------  --------------

 Net Sales                                                       $  2,042,817     $  1,270,277    $  5,871,283   $   3,026,881
 Cost of Sales                                                        220,850          213,722         930,409         630,993
                                                                 -------------    ------------    -------------  --------------
   Gross Margin                                                     1,821,967        1,056,555       4,940,874       2,395,888

 Variable Selling Costs                                               319,733          168,395       1,098,647         330,981
                                                                 -------------    ------------    -------------  --------------
   Contribution Margin                                              1,502,234          888,160       3,842,227       2,064,908

Operating Expenses:
 Administration & Finance                                             443,867         464,657        1,178,838       1,267,754
 Customer Support                                                      34,377                          138,996
 Logistics Support Facility                                            76,854                           76,854
 Operations & Engineering                                             174,692          447,741         574,590       1,089,461
 Sales - Domestic                                                     581,369          999,182       1,990,872       2,318,738
 Sales - International                                                109,340                          217,441
 Training & Education                                                 178,985                          539,687
                                                                 -------------    ------------    -------------  --------------
    Total Operating Expenses                                        1,599,484        1,911,580       4,717,278       4,675,953
                                                                 -------------    ------------    -------------  --------------
 Income/(Loss) from Operations:                                       (97,249)      (1,023,420)       (875,051)     (2,611,045)

Other (Income)/Expense:
 Other (Income)/Expense                                                28,428                           27,915
 Equity in Loss of Joint Venture                                                                                         5,050
 (Gain)/Loss on Sale of Assets                                          1,165                              151        (180,023)
                                                                 -------------    ------------    -------------  --------------
 EBITDA                                                              (126,842)      (1,023,420)       (903,117)     (2,436,072)

 Depreciation Expense                                                  52,389           39,415         155,836          86,915
 Amortization of Licenses & Goodwill                                  156,073          113,202         464,703         279,242
 Interest Expense                                                     156,158          112,803         494,359         345,797
                                                                 -------------    ------------    -------------  --------------
    Net Income/(Loss) before Taxes                                   (491,462)      (1,288,839)     (2,018,014)     (3,148,026)
 Provision for Income Taxes                                                -                                -
                                                                 -------------    ------------    -------------  --------------
    Net Income/(Loss) before Extraordinary Item                      (491,462)      (1,288,839)     (2,018,014)     (3,148,026)
 Extraordinary (Income)/Expense                                      (451,111)                        (458,500)
                                                                 -------------    ------------    -------------  --------------
    Net Income/(Loss)                                            $    (40,351)    $ (1,288,839)   $ (1,559,514)  $  (3,148,026)
                                                                 =============    ============    =============  ==============

    Net Income/(Loss) per share                                         (0.00)           (0.07)          (0.06)          (0.16)
                                                                 =============    ============    =============  ==============

 Weighted average shares outstanding                               24,021,013       19,164,059      24,021,013      19,164,059
                                                                 =============    ============    =============  ==============

                                       4

                    MAGELLAN TECHNOLOGY, INC.
                        AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                             Nine Months
                                                                          Ended September 30,
                                                                         1999            1998
                                                                     -------------    -------------

Cash Flows from Operating Activities:
 Net Income/(Loss)                                                   $ (1,559,514)    $ (3,148,026)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Provision for Bad Debt                                                18,400
     Stock Compensation                                                    45,362          180,099
     Issusance of common stock for services                                35,000
     Forgiveness of Debt                                                 (458,500)
     Depreciation Expense                                                 155,836           86,915
     Amortization of Licenses & Goodwill                                  464,703          279,242
     Loss from Discontinued Operations                                          -
     Loss on Joint Venture                                                                   5,050
     (Gain) on Sale of Assets                                                 151         (180,023)
 (Increase)/Decrease in:
   Accounts Receivable                                                   (723,342)        (406,032)
   Inventory                                                              189,576       (1,506,135)
   Prepaid Expenses                                                       127,704           15,273
   Other Current Assets                                                   (30,116)               -
 Increase/(Decrease) in:
   Accounts Payable                                                       (19,197)         558,908
   Accrued Personnel Costs                                                 25,958          272,130
   Accrued Liabilities                                                    213,201
   Accrued Interest Payable                                               147,858
                                                                     -------------    -------------
 Net Cash Used in Operating Activities                                 (1,366,920)      (3,842,599)
                                                                     -------------    -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                         (45,426)        (733,867)
 Sale of Property & Equipment                                               3,804
 Acquisition of Greenberg Asset Management Corp                                           (500,000)
 Sale of Investment in Joint Venture                                            -        1,500,000
                                                                     -------------    -------------
 Net Cash Provided by/(Used in) Investing Activities                      (41,622)         266,133
                                                                     -------------    -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                 311,838          580,000
 Proceeds from Related Party Notes                                      1,240,000        1,940,000
 Principal Payments on Related Party Notes                               (345,000)         (20,141)
 Proceeds from Notes Payable                                              400,000
 Principal Payments on Notes Payable                                      (45,000)
 Proceeds from Line of Credit                                              13,843          849,374
 Principal Payments on Line of Credit                                     (50,000)            (356)
 Proceeds from Long-term Debt                                              18,798          346,560
 Principal Payments on Long-term Debt                                    (169,231)        (209,385)
                                                                     -------------    -------------
 Net Cash Provided by/(Used in) Financing Activities:                   1,375,248        3,486,052
                                                                     -------------    -------------
 Net Decrease in cash                                                     (33,293)         (90,413)

 Cash, Beginning of Period                                                217,428          233,506
                                                                     -------------    -------------
 Cash, End of Period                                                 $    184,134     $    143,093
                                                                     =============    =============

                                       5

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months
                                                                          Ended September 30,
                                                                         1999            1998
                                                                     -------------    -------------


Cash paid during the period for:

 Interest                                                            $    345,610          249,039
                                                                     =============    =============

 Income Taxes                                                        $          -     $          -
                                                                     =============    =============



Noncash Financing and Investing Activities:

Nine Months Ended September 30, 1998:

     During May 1998, the Company acquired the net assets of Digital Health for $1,453,125 with the issuance of common stock and additional debt.

     During the nine months ended September 1998, $1,650,000 of notes payable to related parties and $46,551 of accrued interest payable were converted to common stock of the Company.

     During January 1998, the Company acquired the net assets of the Greenberg Asset Management Corp for $750,000 cash and the issuance of a note payable in the amount of $750,000 payable to an individual. This transaction was accounted for as a "purchase".

Nine Months Ended September 30, 1999:

     During the nine months ended September 30, 1999, the Company converted $1,900,000 of notes payable and $11,033 of accrued interest payable into common stock.

     During the nine months ended September 30, 1999, the Company issued 250,000 shares of common stock in exchange for the rights to certain technology known known as the P.I.C.E. Technology. The value of stock issued was $140,625.

     During the nine months ended September 30, 1999, the Company converted accounts payable balances to a certain vendors to common stock and notes payable. The amounts converted were $25,000 and $62,192.81 respectively.

     During the nine months ended September 30, 1999, the Company applied an accounts receivable balance from a customer in the amount of $47,600 to the outstanding balance of a note payable to this same individual.

     During the nine months ended September 30, 1999, the Company issued 100,000 shares of common stock in exchange for services performed by an individual. The share were issued at $.35 per share for a total amount of $35,000.

     During the nine months ended September 30, 1999, the Company recognized extraordinary income in the amount of $451,111 as a result of the forgiveness of debt by a certain creditor.

     During the nine months ended September 30, 1999, the Company acquired all of the issued and outstanding stock of Biological Technologies International, Inc. in exchange for 3,024,024 shares of Magellan Technology, Inc. common stock. This transaction was accounted for using the "Pooling of Interests" method of accounting.

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. (The Company) and its wholly owned subsidiaries, BioMeridian Corporation [formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica)], SkyHook Technologies, Inc. (SkyHook), which the Company acquired effective
         October 15, 1996, BioMeridian International, Inc. (BioMeridian) (formerly known as BioSource, Inc.) which the Company acquired effective October 15, 1997, and Biological Technologies International, Inc. (BTI) which the Company acquired effective September 17, 1999. The acquisition of SkyHook included the issuance of 4,874,936 shares of Magellan common stock and cash for all of the outstanding shares of SkyHook common stock. The transaction was accounted for as a purchase transaction. The acquisition of BioSource included the issuance of 225,000 shares of Magellan common stock and cash for all of the outstanding shares of BioSource common stock. The transaction was accounted for as a purchase transaction. The Company recognized goodwill of $358,997 in connection with the BioSource transaction. The acquisition of BTI included the issuance of 3,024,024 shares of Magellan common stock for all of the outstanding shares of BTI common stock. The transaction was accounted for as a "pooling of interests" transaction. On August 1, 1996 the Company transferred its interest in the assets, liabilities, and operations of SIS, Inc. to Satellite Image Systems, LLC (SIS, LLC), a joint venture. On May 12, 1998 the Company sold its 46.5% interest in SIS, LLC. In connection with the sale the company recognized a gain of $180,023. On June 15, 1998, the Company completed the acquisition of certain licenses and technology of Digital Health, LLC in exchange for 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. On February 16, 1999, the Company acquired certain assets known as the P.I.C.E. technology from an individual in exchange for 250,000 shares of common stock.

(2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the company as of September 30, 1999 and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

(3)      The  amount  of the loss per  share  is based on the  weighted  average
         number  of  shares   outstanding   at  September  30,  1999  and  1998,
         respectively.

(4) Effective May 12, 1998 the Company entered into an agreement to sell its 46.5% interest in SIS, LLC. Terms of the agreement include an initial payment of $1,500,000 and additional payments not to exceed $1,000,000 that will be earned over the next 27 months based upon the operating results of SIS, LLC. $1,200,000 of the funds received were used to retire a non-revolving term line of credit. The balance of the funds was used for working capital purposes. On August 31, 1999, the Company entered into an agreement whereby the previous agreement for additional payments to be earned over time would be terminated in exchange for the immediate forgiveness of the remainder of an outstanding note payable obligation to SIS, LLC. As a result, the Company recognized an extraordinary gain of $451,111.

(5) On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. During the three months ended September 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on December 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of September 30, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

(6) During the nine months ended September 30, 1999 the Company borrowed a net amount of $295,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements, one $50,000 unsecured note payable agreement, one $30,000 unsecured note payable agreement, and one $15,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. In addition, the Company borrowed $20,000, $30,000 and $25,000 under separate unsecured note payable agreements from stockholders. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $50,000 from an entity under an unsecured note payable agreement that bears interest at 10%. The Company has since acquired this entity.

(7) During the nine months ended September 30, 1999, the Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, both convertible note payable agreements were converted to common stock at $.35 per common share. In addition, the Company borrowed
         $200,000, $100,000 and $25,000 from unrelated parties under separate convertible note payable agreements. Each bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. The funds from these transactions were used to finance operations. In addition, the Company converted certain accounts payable to a vendor into a note payable in the amount of $39,313. This note payable bears interest at 9% and is payable at the end of six months from the date of issuance.

(8) Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

(9) Magellan has signed an agreement to merge SkyHook Technologies, Inc., its wholly owned subsidiary, into EnviroFoam Technologies, Inc., a Department of Defense ("DoD") contractor located in Phoenix, AZ. With this action, Magellan has exited the Aviation and Department of Defense marketplace to position itself to be a leader in the Alternative Health Care Marketplace through the operations of its wholly owned subsidiary:
         BioMeridian International, Inc. Terms of the merger are to be finalized in the near future

                         PART I - FINANCIAL INFORMATION


Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

Nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998.

Results of BioMeridian

BioMeridian International, Inc. (BioMeridian) manufactures and sells the MSA-21 system to healthcare practitioners. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected, the MSA-21 system is used to recommend a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize the BEST system. The MSA-21 system is registered with the U.S. Food and Drug Administration.

For the nine months ended September 30, 1999 BioMeridian achieved sales revenues of $4,712,042 that resulted in an operating loss of $342,820 compared with sales revenues of $1,855,079 that resulted in an operating loss of $387,675 for the nine months ended September 30, 1998. The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with improved sales techniques and performance of independent and in-house sales representatives. The continued operating loss is primarily due to unusually high selling expenses and operating overhead costs. The increased overhead costs are the result of improved marketing strategies and improved customer training and support personnel.

Although BioMeridian has experienced operating losses during the nine-month period ended September 30, 1999, the Company believes that BioMeridian has now reached a sustainable revenue level in excess of $500,000 per month and is poised to achieve profitable operations again in the fourth quarter as was achieved in the third quarter of 1999.

Results of BTI

BTI (Biological Technologies International, Inc.) is the leader in the field of biological terrain assessment, and the only company in the United States that produces a biological terrain assessment device. The principal product of BTI is the BTA S-2000. This product tests blood, saliva, and urine for the factors of pH (acid-alkaline balance), rH2 (oxidative stress), and r (gross mineral concentration) and provides the practitioner with an immediate, objective assessment of a patient's individual biochemistry.

For the nine months ended September 30, 1999 BTI achieved sales revenues of $904,383 that resulted in an operating loss of $136,598 compared with sales revenues of $1,171,802 that resulted in an operating loss of $347,910 for the nine months ended September 30, 1998. The decrease in sales and the reduction in the operating loss are primarily the result of closing the eastern U.S. sales office located in Manchester, MA. In addition, non-recurring legal costs of approximately $50,000 were incurred by BTI in the third quarter in connection with the acquisition of BTI. Although BTI has experienced operating losses during the nine-month period ended September 30, 1999, the Company believes that BTI can increase its revenue level using the existing sales network of BioMeridian and can, thereby, achieve profitable operations in the fourth quarter of 1999.

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

During the nine months ended September 30, 1999, the Kansas National Guard issued a purchase order for one Light Aerial Delivery System (LADS). The LADS system was delivered to the Kansas National Guard in late April 1999. SkyHook anticipates additional revenues from the sale of SkyHook products near the end of 1999. However, currently the Company must rely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to SkyHook and its products.

SkyHook was recently awarded a contract with Envirofoam Technologies, Inc. (Envirofoam) that provides for the marketing and contract management of a patented fire suppression device that is targeted for sale to the U.S. Military. During the nine months ended September 30, 1999 SkyHook recognized revenues of $214,500 under this contract with Envirofoam. Magellan has signed an agreement to merge SkyHook Technologies, Inc., its wholly owned subsidiary, into EnviroFoam Technologies, Inc., a Department of Defense ("DoD") contractor located in Phoenix, AZ. With this action, Magellan has exited the Aviation and Department of Defense marketplace to position itself to be a leader in the Alternative Health Care Marketplace through the operations of its wholly owned subsidiary: BioMeridian International, Inc. Terms of the merger are to be finalized in the near future.

SkyHook was recently awarded a sole source Indefinite Delivery/Indefinite Quantity Logistics Support Facility (LSF) contract plus a Facilities Use contract, with a contract ceiling value of $48 million. The period of performance is for 6 years, which includes three option years. The scope of work provides a broad spectrum of opportunities ranging from general aviation modification and repair, vehicle and watercraft maintenance, engineering services, manufacturing and production, etc.

Three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998.

Results of BioMeridian

For the three months ended September 30, 1999 BioMeridian achieved sales revenues of $1,651,633 which resulted in operating income of $210,710 compared with sales revenues of $876,493 which resulted in an operating loss of $205,056 for the three months ended September 30, 1998. The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with improved sales techniques and performance of independent and in-house sales representatives. The increase in operating income is due to increased sales accompanied by management's changes in and drive for more efficient operating overhead levels.

Results of BTI

For the three months ended September 30, 1999 BTI achieved sales revenues of $291,870 that resulted in an operating loss of $66,374 compared with sales revenues of $393,784 that resulted in an operating loss of $118,553 for the three months ended September 30, 1998. The decrease in sales and the reduction in the operating loss are primarily the result of closing the eastern U.S. sales office located in Manchester, MA. In addition, non-recurring legal costs of approximately $50,000 were incurred by BTI in the third quarter in connection with the acquisition of BTI.

Although BTI has experienced operating losses during the three-month period ended September 30, 1999, the Company believes that BTI can increase its revenue level using the existing sales network of BioMeridian and can, thereby, achieve profitable operations in the fourth quarter of 1999.

Results of SkyHook

SkyHook anticipates additional revenues from the sale of SkyHook products near the end of 1999. However, currently the Company must rely on its lines of credit and its ability to raise additional debt and equity financing in order to finance continued product development, sales and marketing, and all operating activities related to SkyHook and its products.

SkyHook was recently awarded a contract with Envirofoam Technologies, Inc. (Envirofoam) that provides for the marketing and contract management of a patented fire suppression device that is targeted for sale to the U.S. Military. During the three months ended September 30, 1999 SkyHook recognized revenues of $99,000 under this contract with Envirofoam. Magellan has signed an agreement to merge SkyHook Technologies, Inc., its wholly owned subsidiary, into EnviroFoam Technologies, Inc., a Department of Defense ("DoD") contractor located in Phoenix, AZ. With this action, Magellan has exited the Aviation and Department of Defense marketplace to position itself to be a leader in the Alternative
Health Care Marketplace  through the operations of its wholly owned  subsidiary:
BioMeridian International, Inc. Terms of the merger are to be finalized in the near future.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. During the three months ended September 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on December 19, 1999 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of September 30, 1999 the Company had an outstanding balance of $2,996,158 under this revolving line of credit.

During the nine months ended September 30, 1999 the Company borrowed a net amount of $295,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements, one $50,000 unsecured note payable agreement, one $30,000 unsecured note payable agreement, and one $15,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. In addition, the Company borrowed $20,000, $30,000 and $25,000 under separate unsecured note payable agreements from stockholders. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $50,000 from an entity under an unsecured note payable agreement that bears interest at 10%. The Company has since acquired this entity.

During the nine months ended September 30, 1999, the Company also borrowed $350,000 and $250,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. On March 31, 1999, both convertible note payable agreements were converted to common stock at $.35 per common share. In addition, the Company borrowed $200,000, $100,000 and $25,000 from unrelated parties under separate convertible note payable agreements. Each bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. The funds from these transactions were used to finance operations. In addition, the Company converted certain accounts payable to a vendor into a note payable in the amount of $39,313. This note payable bears interest at 9% and is payable at the end of six months from the date of issuance.

Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on the related party notes payable of $11,033 was used by the related parties to exercise warrants to purchase common stock.

The Company has made significant investment and effort over the last five years into the establishment of a sound framework for operating entities that are well positioned in their respective marketplaces. With the pending sale of SkyHook, Magellan will now focus its full management attention on its profitable Complementary Health Care initiatives. Management anticipates continued profitable growth and feels that BioMeridian and BTI are poised for success and future profitable operations. However, there can be no assurance that the Company will be able to achieve profitable operations or obtain the needed debt or equity capital required on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition would be materially adversely affected.

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