Form 10KSB
period 1999-12-31
MAGELLAN TECHNOLOGY INC
filed 2000-03-31
CIK 855923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

Transition  report under Section 13 or 15(d) of the  Securities  Exchange Act of
1934 for the transition period from to                    .
                                       ------------------

                           Commission File No. 0-18271


                            MAGELLAN TECHNOLOGY, INC.
                    -----------------------------------------
                 (Name of small business issuer in its charter)


        Utah                                            87-0467614
---------------------------------           -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 Incorporation or Organization)

12411 South 265 West, Suite F
Draper, Utah                                                           84020
---------------------------------------                                -----
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number, including area code:  (801) 501-7517

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

         Common Stock
         Par Value $.0002 per Share
         --------------------------
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - X - No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB.

The issuer's revenues for its most recent fiscal year totaled $7,601,404.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 31, 1999 was $5,989,549.

27,474,997 shares of the issuer's common stock were issued and outstanding as of December 31, 1999.


Transitional Small Business Disclosure Format (Check one):
                                                   Yes      No - X -
                                                      -----    -----

                                TABLE OF CONTENTS


PART I

         Item 1.  Description of Business . . . . . . . . . . . . . . .  1

         Item 2.  Description of Property . . . . . . . . . . . . . . .  4

         Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . .  5

         Item 4.  Submission of Matters to a Vote of Security Holders .  5


PART II

         Item 5.  Market for Common Equity and Related Stockholder
                           Matters . . . . . . . . . . . . . . . . . . . 6

         Item 6.  Management's Discussion and Analysis or
                           Plan of Operation . . . . . . . . . . . . . . 8

         Item 7.  Financial Statements. . . . . . . . . . . . . . . . . 13

         Item 8.  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure . . . . .13

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16a of the
                           Exchange Act. . . . . . . . . . . . . . . . .14

         Item 10. Executive Compensation . . . . . . . . . . . .  . . . 16

         Item 11. Security Ownership of Certain Beneficial Owners and
                           Management. . . . . . . . . . . . . . . . . .18

         Item 12  Certain Relationships and Related Transactions  . . . 19


PART IV

         Item 13  Exhibits and Reports on Form 8-K  . . . . . . . . . . 21


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

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

         In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah Corporation ("SkyHook") organized in 1995 and engaged in development of proprietary, cargo-management systems for use with helicopters. SkyHook's initial cargo-management product is the SkyHook External Cargo Management System ("ECMS") which is a computer-controlled, multiple-hook cargo carrying device that attaches to a long line beneath the helicopter. The acquisition was accomplished with the exchange of 4,874,936 shares of Magellan Common Stock for all issued and outstanding shares of SkyHook Common Stock. SkyHook then became a wholly owned subsidiary of the Company.

         In April 1997, the Company  organized  Magellan Service Company ("MSC")
as  a  wholly  owned   subsidiary  to  pursue  avionics   integration   contract
opportunities.

         In October 1997, the Company completed the acquisition of BioSource Inc. ("BioSource"), a Utah corporation organized in 1983 and engaged in the development and sales of the "LISTEN" biofeedback information system which is marketed and sold to healthcare practitioners in the complementary healthcare marketplace. The acquisition was ultimately accomplished through the exchange of $190,000 in cash and 225,000 shares of Magellan Common Stock in exchange for all issued and outstanding shares of BioSource Common Stock. BioMeridian International, Inc. ("BioMeridian") was formed as the surviving entity.

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

         In May 1998, the Company completed the acquisition of certain licenses and technology of Digital Health, LLC, a Utah limited liability company engaged in a business similar to that of BioMeridian. This acquisition was completed in an effort to improve the market share and market position of BioMeridian with its technology based Meridian Stress Assessment ("MSA") equipment in the complementary healthcare marketplace through the immediate acquisition of FDA registration of the technology. The acquisition was accomplished through the exchange of 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. The operations of Digital Health, LLC were then combined with BioMeridian.

         In September 1999 the Company completed the acquisition of Biological Technologies International, Inc. (BTI) which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of Magellan common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

         In December 1999, the Company completed the disposition and sale of SkyHook to Envirofoam Technologies, Inc. (EFT). The sale was completed in exchange for $3,000,000. Of this sale amount, a note payable was issued by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 will be paid to Magellan. On the closing date of this sale transaction, $500,000 was paid and received against the note payable and the remaining $2,000,000 will be paid in four consecutive payments of $500,000 over the next four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of repayment of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance will now be received over 3 monthly payments in the amounts of $100,000, $500,000 and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 remains due and payable on or before May 31, 2000.

         Due to difficulty EFT has had raising investment capital, the Company is currently in discussion with EFT regarding the possibility of restructuring the timing and form of the remaining payments on the note payable. The Board has tentatively approved a proposal by EFT which would provide for the conversion of a portion of the remaining balance on the note payable to common stock of EFT if certain conditions are met. A cash payment will be made for the remaining portion on the note payable not converted to common stock. There can, however, be no assurance that such discussions will result in a formal agreement or that such agreement will be reached on terms favorable to the Company.

Business of the Company

         BioMeridian

         PRODUCTS: BioMeridian manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment  of  certain  conditions.  If stress or  imbalance  is  detected  in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is registered with the U.S. Food and Drug Administration as a stress-monitoring device.

         MARKETS: The emerging market for Meridian Stress Assessment equipment is worldwide, crossing the boundaries of health care disciplines. The MSA/IMAG and BEST systems are useful in the practice of medicine, osteopathy, homeopathy, naturopathy, acupuncture, and other complementary disciplines.

         COMPETITION: There are at least nine other devices sold throughout the world that are somewhat similar to the MSA/IMAG and BEST systems. These products are grouped into two general categories: 1) Simple electronic measurement devices, which demonstrate older and less dynamic technology and 2) computerized devices, which are similar in approach to the MSA/IMAG and BEST systems.

         MANUFACTURING: BioMeridian currently contracts with a third party for the assembly of the MSA/IMAG and BEST systems in a facility located in Orem, Utah. Other subassemblies of the product are also currently subcontracted with other various vendors.

         INTELLECTUAL  PROPERTY:   BioMeridian  is  presently  pursuing  various
copyrights and other protection for the MSA/IMAG and BEST software and other device design property.

         GOVERNMENT REGULATION: In the United States, the MSA/IMAG system has current FDA registration. Use of the BEST system internationally is subject to various regulatory requirements on a country by country basis. The product has received various forms of regulatory compliance for use in Canada, Australia, South Africa and Germany.

         EMPLOYEES: BioMeridian currently employs thirty (30) persons. Eight (8) employees are in administration and finance, ten (10) in sales and marketing, three (3) in training and education, four (4) in customer support and five (5) in operations and engineering. BioMeridian has established independent representatives in outlying geographical locations domestically. The Company has current contracts with 17 domestic independent representatives in various geographical locations across the United States. The Company has also established relationships with 12 independent international distributors.

         Biological Technologies International, Inc. (BTI)

         PRODUCTS: BTI is the leader in the field of biological terrain assessment, and, to the knowledge of the Company, the only company in the United States that produces a biological terrain assessment device. The principal product of BTI is the BTA S-2000. This product tests blood, saliva, and urine for the factors of pH (acid-alkaline balance), rH2 (oxidative stress), and r (gross mineral concentration) and provides the practitioner with an immediate, objective assessment of a patient's individual biochemistry.

         MARKETS: The emerging market for Biological Terrain Assessment equipment is worldwide, crossing the boundaries of health care disciplines. The BTA S-2000 is useful in the practice of medicine, osteopathy, homeopathy, naturopathy, acupuncture, and other complementary disciplines.

         COMPETITION: To the best of our knowledge there is currently no competing device available in the United States at this time.

         MANUFACTURING: BTI currently contracts with a third party for the assembly of the BTA S-2000 in a facility located in Denver, Colorado. Subassemblies of the product are also currently subcontracted with other various vendors.

         INTELLECTUAL   PROPERTY:   A  patent  is  pending  and  trademarks  and
copyrights already exist on the BTA S-2000 and its technology.

         GOVERNMENT  REGULATION:   The  BTA  S-2000  has  FDA  registration  and
manufacturing compliance status. The BTA also holds CE and CSA marks of registration to allow for sales into the foreign market place.

         EMPLOYEES: BTI currently employs five (5) persons. Two (2) employees are in administration and finance, two (2) in sales and marketing and one (1) in customer support. BTI also utilizes the established independent representatives and independent international distributors relationships of BioMeridian.

Company Information

The Company will not be sending annual reports to its shareholders. The Company does file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements regarding the Company. The Internet address of such site is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

         BioMeridian

         BioMeridian currently leases one facility in Draper, Utah. This facility is the headquarters for Magellan, BioMeridian and Biological
Technologies International, Inc. It consists of 5,563 square-feet office and 2,741 square-feet high-bay shop. The initial lease term is for 15 months beginning the 21st day of March 1999 and ending on the 30th day of June 2000. There is an option to extend this lease for three years until the 30th day of June 2003.

         BTI

         BTI currently leases one facility located in Payson, Arizona. This facility has a month-to-month lease arrangement.

Investment policy with Respect to Real Estate Related Investments

         The Company currently does not make investments in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to one proceeding, which is considered by Management to be routine litigation incidental to the business, and which is not product related.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION: The Company's common stock is traded in the over-the-counter market. The following table sets forth the range of quotations for the Company's common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


------------------------------------------- ------------------ -----------------
   Fiscal Year Ended December 31, 1999            High Bid           Low Bid
------------------------------------------- ------------------ -----------------
First Quarter                                       $ 1.00              $.31
Second Quarter                                         .94               .44
Third Quarter                                         1.03               .38
Fourth Quarter                                         .50               .19
------------------------------------------- ------------------ -----------------


------------------------------------------- ------------------ -----------------
   Fiscal Year Ended December 31, 1998           High Bid           Low Bid
------------------------------------------- ------------------ -----------------
First Quarter                                     $ 1.50              $.87
Second Quarter                                      1.56               .69
Third Quarter                                       1.69               .81
Fourth Quarter                                      1.28               .37
------------------------------------------- ------------------ -----------------


         SHAREHOLDERS: The approximate number of shareholders of record of the Company's common stock as of March 31, 2000 was two hundred (200). This number does not include shareholders whose shares are held in securities position listings.

         DIVIDENDS: The Company has not paid any cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings for financing the growth and expansion of the Company.

         UNREGISTERED SALE OF SECURITIES: The Company sold 20,000 and 9,334 shares of common stock for 37 cents and 37.5 cents per share respectively during the year ended December 31, 1999. These sales were to two individuals pursuant to the Company's stock incentive plan.

         The Company sold 428,572 shares of common stock for 35 cents per share to unrelated parties during the year ended December 31, 1999.

         The Company issued 100,000 shares of common stock in settlement of a contract disagreement with a shareholder during the year ended December 31, 1999.

         In February 1999, the Company acquired certain assets known as the P.I.C.E. technology from an individual in exchange for 250,000 shares of common stock.

         In March 1999, the Company  converted various notes payable due William
A. Fresh or entities controlled by him to common stock. The total amount of the notes payable prior to conversion was $1,200,000 and the number of shares of common stock exchanged by the Company was 3,428,571 at 35 cents per share.

         In March 1999, the Company converted two separate convertible note payable agreements from unrelated parties to common stock at 35 cents per common share. The amounts of the notes payable prior to conversion were $350,000 and $200,000. The number of shares of common stock exchanged by the Company was 1,000,000 and 571,429 respectively.

         The Company converted one note payable due Ballard Investments during the year ended December 31, 1999. The amount of the note payable prior to conversion was $100,000 and the number of shares of common stock exchanged by the Company was 285,714 at 35 cents per share. In addition, accrued interest payable of $11,033 to Ballard Investments was also converted to common stock through the exercise of stock warrants. Warrants for 31,523 shares of common stock were issued at 35 cents per share.

         In April 1999, the Company converted a note payable from an unrelated party to common stock at 35 cents per common share. The total amount of the note payable prior to conversion was $100,000 and the number of shares of common stock exchanged by the Company was 285,714.

         In April 1999, the Company converted a note payable from an unrelated party to common stock at 30 cents per common share. The total amount of the note payable prior to conversion was $25,000 and the number of shares of common stock exchanged by the Company was 82,679. In addition, stock warrants were exercised by the same unrelated party for 3,750 shares of common stock at an exercise price of 25 cents per share.

         In April 1999, the Company converted a note payable from an unrelated party to common stock at 35 cents per common share. The total amount of the note payable prior to conversion was $50,000 and the number of shares of common stock exchanged by the Company was 142,857.

         In September 1999 the Company completed the acquisition of Biological Technologies International, Inc. (BTI) through the issuance of 3,024,024 shares in exchange for all the issued and outstanding common stock of BTI. This transaction was accounted for using the "Pooling of Interests" method of accounting.

         The Company converted two separate accounts payable balances due vendors to common stock at 35 cents and 50 cents per common share during the year ended December 31, 1999. The amounts of the accounts payable balances prior to conversion were $25,000 and $7,567 and the number of shares of common stock exchanged by the Company was 71,429 and 15,135 respectively.

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

         The Company sold 125,000 shares of stock for 81 cents per share to one individual pursuant to the Company's stock incentive plan during the year ended December 31, 1998.

         The preceding issuance of shares of common stock of the Company to individuals or entities pursuant to such share exchange was made in reliance upon the exemption provided by section 4 (2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In September 1999 the Company completed the acquisition of Biological Technologies International, Inc. (BTI) which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of Magellan common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

         In December 1999, the Company completed the disposition and sale of SkyHook to Envirofoam Technologies, Inc. (EFT). The sale was completed in exchange for $3,000,000. Of this sale amount, a note payable was issued by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 will be paid to Magellan. On the closing date of this sale transaction, $500,000 was paid and received against the note payable and the remaining $2,000,000 will be paid in four consecutive payments of $500,000 over the next four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of repayment of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance will now be received over 3 monthly payments in the amounts of $100,000, $500,000 and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 remains due and payable on or before May 31, 2000.

Due to difficulty EFT has had raising investment capital, the Company is currently in discussion with EFT regarding the possibility of restructuring the timing and form of the remaining payments on the note payable. The Board has tentatively approved a proposal by EFT which would provide for the conversion of a portion of the remaining balance on the note payable to common stock of EFT if certain conditions are met. A cash payment will be made for the remaining portion on the note payable not converted to common stock. There can, however, be no assurance that such discussions will result in a formal agreement or that such agreement will be reached on terms favorable to the Company.

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

         In May 1998 the Company completed the acquisition of certain licenses and technology of Digital Health, LLC, a Utah limited liability company engaged in a business similar to that of BioMeridian. This acquisition was completed in an effort to improve the market share and market position of BioMeridian with its technology based meridian stress assessment equipment in the complementary healthcare marketplace through the immediate acquisition of FDA registration of the technology. The acquisition was accomplished through the exchange of 1,375,000 shares of common stock and $250,000 in cash payable in monthly installments of $15,000. The operations of Digital Health, LLC were then combined with BioMeridian. As part of the transaction, the Company recorded an asset for the Licenses & Technology of Digital Health, LLC in the amount of $1,453,125. The acquisition and combination of these licenses and technology into the Magellan family of companies has effectively positioned BioMeridian to compete in the emerging "Complementary Health Care" marketplace.

Results of Operations

         BioMeridian

         BioMeridian manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is registered with the U.S. Food and Drug Administration as a stress-monitoring device.

         For the year ended December 31, 1999, BioMeridian achieved sales revenues of $6,243,142 that resulted in an operating loss of $165,912 compared with sales revenues of $2,605,952 that resulted in an operating loss of $1,001,063 for the year ended December 31, 1998. The 1998 results reflect the operations of BioMeridian for the entire year with the resulting effect of the acquisition of the licenses and technology of Digital Health, LLC from May 1998 through December 31, 1998.

         The significant increase in sales is the result of the synergies of the acquired assets and technology of BioSource and Digital Health and the expanded user base along with improved sales techniques and performance of independent and in-house sales representatives. The continued operating loss is primarily due to unusually high selling expenses and operating overhead costs. The increased overhead costs are the result of improved marketing strategies and improved customer support and training personnel.

         Although BioMeridian has experienced an operating loss during the year ended December 31, 1999, significant improvement is evident and the Company now believes that BioMeridian has reached a sustainable revenue level and is poised to achieve profitable operating results during the year 2000.

         BTI

         BTI is the leader in the field of biological terrain assessment, and the only company in the United States that produces a biological terrain assessment device. The principal product of BTI is the BTA S-2000. This product tests blood, saliva, and urine for the factors of pH (acid-alkaline balance), rH2 (oxidative stress), and r (gross mineral concentration) and provides the practitioner with an immediate, objective assessment of a patient's individual biochemistry.

         For the year ended December 31, 1999, BTI achieved sales revenues of $1,358,262 that resulted in an operating loss of $98,870 compared with sales revenues of $1,748,416 that resulted in an operating loss of $409,559 for the year ended December 31, 1998. The decrease in sales and the reduction in the operating loss are both primarily the result of closing the eastern U.S. sales office located in Manchester, MA.

         Although BTI has experienced an operating loss during the year ended December 31, 1999, significant improvement is evident and the Company now believes that BTI, by means of utilization of BioMeridian's sales force and other efficiencies, is poised to achieve profitable operating results during the year 2000.

         SkyHook

         For the year ended December 31, 1999, SkyHook achieved sales revenues of $288,763 that resulted in an operating loss of $1,545,079 compared with no sales revenues that resulted in an operating loss of $3,102,484 for the year ended December 31, 1998. Therefore, due to continued substantial SkyHook losses and DoD procurement delays, the Company's board of directors elected to divest SkyHook and focus exclusively on healthcare in the complementary healthcare marketplace. The divestiture of SkyHook was completed in December 1999 resulting in a gain on sale of $3,083,055.

Liquidity and Capital Resources

         The Company's sources of liquidity have historically been cash from operations, working capital lines of credit and debt and equity financing. BioMeridian has generated an increased amount of revenues and has achieved profitable operations during the last two quarters of 1999. However, the operations of SkyHook required significant amounts of cash for operations during 1999. As a result, the Company has accumulated a considerable amount of debt. Therefore, the Company must rely on profitable operations and continue to seek additional debt and/or equity financing opportunities.

         During 1999 and 1998 the Company entered into several agreements to borrow necessary funds.

         On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. During the year ended December 31, 1999, the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matures on May 31, 2000 and is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of December 31, 1999 the Company had an outstanding balance of $2,496,158 under this revolving line of credit.

         During the year ended December 31, 1999 the Company borrowed a net amount of $295,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements, one $50,000 unsecured note payable agreement, one $30,000 unsecured note payable agreement, and one $15,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. In addition, the Company borrowed $50,000 under an unsecured convertible note payable agreement and $25,000 under an unsecured note payable agreement from stockholders. Each note payable bears interest at 12% and is payable upon demand. The Company also borrowed $50,000 from an entity under an unsecured note payable agreement that bears interest at 10%. The Company has since acquired this entity.

         During the year ended December 31, 1999, the Company also borrowed $350,000, $200,000, $100,000, $25,000 and $50,000 from unrelated parties under separate convertible note payable agreements. Each convertible note payable bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. In March and April of 1999, these convertible note payable agreements were converted to common stock at $.35 and $.30 per common share. In addition, the Company borrowed $200,000, $100,000, $25,000 and $25,000 from unrelated parties under separate convertible note payable agreements. Each bears interest at 12% and contains a provision for the conversion of the principal amount to common stock at a specified price. The funds from these transactions were used to finance operations. In addition, the Company converted certain accounts payable to a vendor into a note payable in the amount of $39,313. This note payable bears interest at 9% and is payable at the end of six months from the date of issuance.

         The Company borrowed a total amount of $367,407 from EFT prior to the disposition and sale of SkyHook under several individual note payable agreements. Each bears interest at 12%. These borrowings were primarily used to fund continuing operations of SkyHook.

         The Company also entered into one capital lease in the amount of $18,798 to acquire and install a financial accounting system used for all Magellan companies. The terms of this lease include monthly payments in the amount of $585 for four (4) years.

         Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on related party notes payable of $11,033 was used by one related party to exercise warrants to purchase common stock.

         The Company has made significant investment and effort over the last five years into the establishment of a sound framework for operating entities that are well positioned in their respective marketplaces. With the sale of SkyHook, the Company will now focus its full management attention on its profitable Complementary Health Care initiatives. Management anticipates continued profitable growth and feels that BioMeridian and BTI are poised for success and future profitable operations. However, there can be no assurance that the Company will be able to maintain profitable operations or obtain desired debt or equity capital on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition are dependent upon continued profitability and could be materially adversely affected.

         During 1998, a Director/Shareholder who also serves as the Chairman of the Board loaned $2,590,000 to the Company through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. During 1998, $1,150,000 of these notes payable were converted to common stock of the Company. In addition, the interest payable of $37,906 was used by the Director/Shareholder to exercise warrants to purchase common stock.

         During 1998, a Director/Shareholder converted $250,000 of notes payable to common stock of the Company. In addition, the interest payable of $8,645 was used by the Director/Shareholder to exercise warrants to purchase common stock. Also, an additional note payable held by an individual of $250,000 was converted to common stock.

         Factors Affecting Future Results

         The Company had a deficit in working capital as of December 31, 1999 of $2,078,921 as compared to a deficit in working capital of $5,463,018 as of December 31, 1998. As indicated above, the Company is in need of additional equity and/or debt financing in order to meet it obligations. There can be no assurance, however, that such financing will be available on terms favorable to the Company, if at all. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services through its operating subsidiaries and its financial condition are dependent upon continued profitability and could be materially adversely affected.

         The Company's future operations and liquidity will be affected by the ability of BioMeridian and BTI to continue to sell and market their respective products, compete with existing competitors, and satisfy the needs of current and future customers to the extent that profitability will be maintained.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly owned subsidiaries can be found on pages F-1 through F-21 of this Form 10-KSB.

                                                       MAGELLAN TECHNOLOGY, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Independent auditors' report                                                F-2


Consolidated balance sheet                                                  F-3


Consolidated statement of operations                                        F-4


Consolidated statement of stockholders' equity
  (deficit)                                                                 F-5


Consolidated statement of cash flows                                        F-6


Notes to consolidated financial statements                                  F-7

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Magellan Technology, Inc.


We have audited the consolidated balance sheet of Magellan Technology, Inc. (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Technology, Inc. as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                    TANNER+Co.


Salt Lake City, Utah
February 18, 2000




                                                                                 MAGELLAN TECHNOLOGY, INC.

                                                                                Consolidated Balance Sheet

                                                                                         December 31, 1999
----------------------------------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                                               $          280,199
     Receivables, net                                                                            1,095,484
     Inventories, net                                                                              135,731
     Note receivable                                                                             2,500,000
     Other current assets                                                                           45,674
                                                                                        ------------------

                  Total current assets                                                           4,057,088

Long-term accounts receivable                                                                       28,491
Property and equipment, net                                                                        205,838
Goodwill, net                                                                                      598,673
Licenses and technology, net                                                                     1,408,984
                                                                                        ------------------

                  Total assets                                                          $        6,299,074
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                                   $          816,613
     Accrued expenses                                                                              655,452
     Related party notes payable                                                                   835,000
     Note payable                                                                                2,496,158
     Current portion of long-term debt                                                           1,332,786
                                                                                        ------------------

                  Total current liabilities                                                      6,136,009

Long-term debt                                                                                     155,850
                                                                                        ------------------

                  Total liabilities                                                              6,291,859
                                                                                        ------------------

Commitments                                                                                              -

Stockholders' equity:
     Common stock, par value $.0002 per share, 50,000,000 shares
       authorized, 27,474,997 shares issued and outstanding                                          5,495
     Additional paid-in capital                                                                 14,197,225
     Accumulated deficit                                                                       (14,195,505)
                                                                                        ------------------

                  Total stockholders' equity                                                         7,215
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $        6,299,074
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3


                                                                                 MAGELLAN TECHNOLOGY, INC.

                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                                 1999              1998
                                                                       -----------------------------------

Net sales                                                              $       7,601,404   $     4,095,784
                                                                       -----------------------------------

Costs and expenses:
     Costs of sales                                                            1,292,015           952,472
     General and administrative                                                6,786,805         5,161,225
     Compensation expense - stock options                                        130,868           206,382
                                                                       -----------------------------------

                                                                               8,209,688         6,320,079
                                                                       -----------------------------------

                  Loss from operations                                          (608,284)       (2,224,295)
                                                                       -----------------------------------

Other income (expense):
     Gain on settlement                                                          451,111                 -
     Interest expense                                                           (941,667)         (459,070)
     Gain on sale of investment                                                        -           180,023
     Equity in loss of joint venture                                                   -            (5,050)
     Other, net                                                                   11,087           271,908
                                                                       -----------------------------------

                                                                                (479,469)          (12,189)
                                                                       -----------------------------------

                  Loss before benefit for income taxes                        (1,087,753)       (2,236,484)
                    and discontinued operations

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss from continuing operations                         (1,087,753)       (2,236,484)
                                                                       -----------------------------------

Results from discontinued operations, net of tax:
     Loss from operations of discontinued segment                             (1,545,079)       (3,102,485)
     Gain on disposal of segment                                               3,083,055                 -
                                                                       -----------------------------------

                  Income (loss) from discontinued operations                   1,537,976        (3,102,485)
                                                                       -----------------------------------

                  Net income (loss)                                    $         450,223   $    (5,338,969)
                                                                       -----------------------------------

Net income (loss) per common share - basic and diluted:
     Continuing operations                                             $            (.04)  $          (.11)
     Discontinued operations                                                         .06              (.16)
                                                                       -----------------------------------

                  Net income (loss) per common share -
                    basic and diluted                                  $             .02              (.27)
                                                                       -----------------------------------

Weighted average common shares - basic and diluted                            25,693,000        19,768,000
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                       F-4



                                                                                 MAGELLAN TECHNOLOGY, INC.

                                                  Consolidated Statement of Stockholders' Equity (Deficit)

                                                                    Years Ended December 31, 1999 and 1998
----------------------------------------------------------------------------------------------------------







                                   Common Stock       Additional     Unearned
                             ------------------------  Paid-In       Compen-     Accumulated
                                Shares      Amount      Capital       sation       Deficit       Total
                             -----------------------------------------------------------------------------

Balance at January 1, 1998:
  Magellan Technology, Inc.
  (as previously reported)     13,872,505  $    2,774  $ 6,890,419  $ (236,000) $ (8,380,223) $ (1,723,030)
  Biological Technologies
  International, Inc.
  (as previously reported)      1,142,725     991,537            -           -      (926,536)       65,001

Restatement for pooling
acquisition of Biological
Technologies International, Inc.
by Magellan Technology, Inc.    1,511,051    (991,006)     991,006           -             -             -

Issuance of common stock for:
  Debt                          2,351,761         471    1,696,080           -             -     1,696,551
  Acquisition of subsidiary     1,375,000         275    1,202,850           -             -     1,203,125
  Services                        125,000          25      101,225           -             -       101,250
  Cash                            370,248          74      579,926           -             -       580,000

Amortization of unearned
compensation                            -           -            -     105,132             -       105,132

Net loss                                -           -            -           -    (5,338,969)   (5,338,969)
                             -----------------------------------------------------------------------------

Balance at December 31,1998    20,748,290       4,150   11,461,506    (130,868)  (14,645,728)   (3,310,940)

Issuance of common stock for:
  Debt and interest             5,828,487       1,166    2,034,867           -             -     2,036,033
  Licenses and technology         250,000          50      140,575           -             -       140,625
  Cash                            461,656          92      161,746           -             -       161,838
  Services                        186,564          37       67,531           -             -        67,568

Issuance of warrants for
interest expense                        -           -      331,000           -             -       331,000

Amortization of unearned
compensation                            -           -            -     130,868             -       130,868

Net loss                                -           -            -           -       450,223       450,223
                             -----------------------------------------------------------------------------

Balance at December 31, 1999   27,474,997  $    5,495  $14,197,225  $        -  $(14,195,505) $      7,215
                             -----------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-5



                                                                                 MAGELLAN TECHNOLOGY, INC.

                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                                1999              1998
                                                                       -----------------------------------


Cash flows from operating activities:
     Net income (loss)                                                 $         450,223  $     (5,338,969)
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
         Depreciation and amortization                                           677,451           516,385
         Equity in loss from joint venture                                             -             5,050
         Issuance of warrants for interest                                       331,000                 -
         Stock compensation                                                      130,868           206,382
         Stock issued for services                                                67,568                 -
         Gain on sale of interest in joint venture                                     -          (180,023)
         (Gain) loss on disposal of property and equipment                        (1,013)            2,359
         Gain on sale of discontinued operations                              (3,083,055)                -
         Gain on settlement                                                     (451,111)                -
         Provision and reserves for losses on assets                             111,100           206,800
         Net assets of discontinued operations                                   851,080        (1,271,778)
         (Increase) decrease in:
              Receivables                                                       (760,200)         (680,961)
              Inventories                                                        150,142          (210,252)
              Other current assets                                               (38,056)            5,921
         Increase (decrease) in:
              Accounts payable                                                   (64,330)          761,369
              Accrued expenses                                                   432,437           229,743
                                                                       -----------------------------------
                      Net cash used in
                      operating activities                                    (1,195,896)       (5,747,974)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (48,678)         (167,208)
     Proceeds from sale of property and equipment                                  4,007                 -
     Proceeds from sale of discontinued operation                                500,000                 -
     Proceeds from sale of investment in joint venture                                 -         1,500,000
     Net cash paid in acquisition                                                      -          (500,000)
                                                                       -----------------------------------
                      Net cash provided by
                      investing activities                                       455,329           832,792
                                                                       -----------------------------------

Cash flows from financing activities:
     Increase in notes payable                                                  (500,000)        1,531,136
     Proceeds from related party notes payable                                   640,000         2,940,000
     Payments on related party notes payable                                    (345,000)         (220,141)
     Proceeds from long-term debt                                              1,182,641           790,000
     Payments on long-term debt                                                 (274,331)         (701,220)
     Proceeds from issuance of common stock                                      161,838           580,000
                                                                       -----------------------------------
                      Net cash provided by
                      financing activities                                       865,148         4,919,775
                                                                       -----------------------------------

                      Net increase in cash                                       124,581             4,593

Cash, beginning of year                                                          155,618           151,025
                                                                       -----------------------------------

Cash, end of year                                                      $         280,199  $        155,618
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6


                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998
--------------------------------------------------------------------------------


1.   Organization and Business Activity

Organization

The consolidated financial statements consist of Magellan Technology, Inc. (the Company) and its wholly owned subsidiaries, BioMeridian Corporation (BioMeridian Corp.) (formerly ProHealth, Inc.), BioMeridian International, Inc. (BioMeridian Intl.) (formerly BioSource, Inc.), and Biological Technologies International, Inc. (BTI).

The Company acquired all of the outstanding stock of BTI on September 16, 1999 in exchange for 3,024,024 shares of the Company's common stock. The consolidated financial statements at December 31, 1999 and 1998 assume the acquisition of BTI by the Company, as of January 1, 1998 because the shares issued in the acquisition of BTI represent control of the total shares of BTI's common stock issued and outstanding immediately following the acquisition. The business combination has been accounted for as a pooling of interests of the Company giving effect to the acquisition of 100% of the outstanding common shares of BTI, therefore, the assets and liabilities have been reflected at their historical cost.

On December 31, 1999 the Company sold all of the common stock of SkyHook Technology, Inc. (SkyHook) to Enviro Foam Technologies, Inc. (Enviro Foam) an unrelated entity, in exchange for $500,000 cash and a $2,500,000 note receivable (see note 5). The net assets of SkyHook at December 31, 1999 and its operations for the years ended December 31, 1999 and 1998 are presented as discontinued operations.

On June 15, 1998, the Company acquired licenses and technology from Digital Health, LLC (Digital). The acquisition included the issuance of 1,375,000 shares of the Company's common stock and debt of $250,000. The Company recorded an intangible asset in the amount of $1,453,125 related to this transaction.

Business Activity

The Company's continuing operations consist of manufacturing and distribution of a medical devices used by health care practitioners.
(conducted by BioMeridian Intl.).


--------------------------------------------------------------------------------
                                                                             F-7

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements include the financial  statements of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


--------------------------------------------------------------------------------
                                                                             F-8

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

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

Goodwill

Goodwill reflects the excess of the costs of purchasing BioMeridian Intl. (formerly BioSource, Inc.) over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over five years.

Licenses and Technology

Licenses and technology reflect the costs of certain intangible assets, and are being amortized on the straight-line basis over five years.

Revenue Recognition

Revenue is recognized upon performance of services. Revenue from medical devices and equipment sales is recognized when the medical devices and equipment are shipped and installed.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards and amortization of intangibles.

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

--------------------------------------------------------------------------------
                                                                             F-9

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1999, the Company had a deficit in working capital and an accumulated deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the Company's ability to maintain profitable operations or to obtain necessary funding from outside sources. Management anticipates that operations of BioMeridian will provide positive cash flow during 2000. However, there can be no assurance they will be successful.


4.   Detail of Certain Balance Sheet Accounts

Accounts receivable:
     Trade receivables                                    $       1,189,594
     Receivable from SkyHook                                        223,790
     Less allowance for doubtful accounts                          (317,900)
                                                          -----------------

                                                          $       1,095,484
                                                          -----------------




Inventories:
     Finished goods                                       $         148,231
     Less allowance for obsolescence                                (12,500)
                                                          -----------------

                                                          $         135,731
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-10

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Detail of Certain Balance Sheet Accounts Continued

                                                    December 31
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Licenses and technology:
     Accumulated amortization           $          684,765  $       269,532
     Amortization expense               $          415,233  $       269,532

Goodwill:
     Accumulated amortization           $          429,032  $       223,491
     Amortization expense               $          205,541  $       208,532



5.   Note Receivable

The Company has a note receivable from Enviro Foam related to the SkyHook sale (see note 1). The note matures in May 2000 and is secured by all of the assets of SkyHook. The note is non interest bearing and is reserved to extinguish the company's line-of-credit (see note 8). The amount oustanding at December 31, 1999 is $2,500,000.


6.   Property and Equipment

Property and equipment consist of the following:


Equipment                                                 $         280,116
Leasehold improvements                                                3,154
Software                                                             45,816
                                                          -----------------

                                                                    329,086

Accumulated depreciation and
 amortization                                                      (123,248)
                                                          -----------------

                                                          $         205,838
                                                          -----------------




--------------------------------------------------------------------------------
                                                                            F-11

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Related Party Notes Payable

At December 31, 1999, the Company had unsecured notes payable due to an officer, shareholders and entities owned by shareholders totaling $835,000. Each note has a stated interest rate of 12% and is payable on demand. As of December 31, 1999 accrued interest payable on these notes totaled approximately $131,000. During 1999 and 1998, interest expense of approximately, $379,000 and $81,000, respectively, was recognized on obligations due to shareholders of the Company.


8.   Notes Payable

The Company has a revolving line-of-credit agreement with a bank. The agreement allows the Company to borrow up to $3,000,000 at an interest rate equal to the bank's prime rate plus 1% (9.5% at December 31, 1999). The balance, including all unpaid interest, is due May 31, 2000. The line-of-credit is secured by a note receivable (see note 5) and guaranteed by certain shareholders. At December 31, 1999 the balance outstanding on the line-of-credit totaled $2,496,158.


9.   Long-term Debt

Long-term debt is comprised of the following:


Note payable to an individual, due in three
installments which include interest at 10%.  The
installments are: $257,314 due on demand,
$348,409 and $144,277 due on September 30,
2000, and 2001, respectively                              $         750,000

Unsecured notes payable to a company, due on
demand, with interest at the prime rate plus 2%                     218,981

Note payable to an individual due on demand with
interest at 12%, secured by inventory                               200,000

Convertible unsecured notes payable to
individuals due on demand with interest at 12%.
The notes are convertible into three shares of the
Company's common stock for each dollar owed.                        150,000

Convertible unsecured notes payable to
individuals due on demand with interest at 12%.
The notes are convertible into two shares of the
Company's common stock for each dollar owed.                         75,000


--------------------------------------------------------------------------------
                                                                            F-12

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Long-term Debt Continued

Unsecured, non-interest bearing note payable to
a company, due in  monthly installments of
$15,000                                                              39,460

Unsecured note payable to an entity due in
monthly installments of $5,000 including interest
at 12%, maturing in April 2000                                       39,313


Capital lease obligation (see note 10)                               15,882
                                                          -----------------

                                                                  1,488,636

Less current portion                                             (1,332,786)
                                                          -----------------

                                                          $         155,850
                                                          -----------------



Future maturities of long-term debt are as follows:


                               Year Ended December 31:              Amount
                               -----------------------              ------

                               2000                           $        1,332,786
                               2001                                      149,384
                               2002                                        6,008
                               2003                                          458
                                                              ------------------

                                                              $        1,488,638
                                                              ------------------



10.  Capital Lease Obligation

The Company leases equipment under a noncancellable lease agreement. The lease provides the Company the option to purchase the equipment at the end of the initial lease term. The equipment under capital lease is included in property and equipment at a cost of approximately $19,000 and accumulated amortization of approximately $4,000.

Amortization expense for the equipment under capital lease for the years ended December 31, 1999 and 1998 was approximately $4,000 annually.


--------------------------------------------------------------------------------
                                                                            F-13

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital Lease Obligation Continued

The capital lease obligation has an imputed interest rate of 19% and is payable in monthly installments through January 2003. Future minimum payments on the capital lease obligation are as follows:


Years Ending December:                                              Amount
----------------------                                              ------

     2000                                                                 6,600
     2001                                                                 6,600
     2002                                                                 6,600
     2003                                                                   550
                                                              ------------------

                                                                         20,350

Less amount representing interest                                        (4,468)
                                                              ------------------

Present value of future minimum capital lease                 $          15,882
                                                              ------------------



11.  Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Federal income tax benefit
   at statutory rate                    $          370,000  $       760,000
Meals and entertainment                            (14,000)         (13,000)
Change in valuation allowance                     (356,000)        (747,000)
                                        -----------------------------------

                                        $                -  $            -
                                        -----------------------------------


The results from discontinued operations are presented in the consolidated statement of operations net of tax of $0, due to the Company's net operating loss carryforwards.


--------------------------------------------------------------------------------
                                                                            F-14

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




11.  Income Taxes Continued

Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforwards                          $       1,360,000
Allowance for doubtful accounts                                     108,000
Stock options and warrants                                          166,000
Amortization of intangibles                                         315,000
Valuation allowance                                              (1,949,000)
                                                          -----------------

                                                          $              -
                                                          -----------------

At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,000,000, which will begin to expire in 2008. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


12.  Discontinued Operations

Condensed discontinued operations of SkyHook are as follows for the years ended December 31, 1999 and 1998 are as follows:


                                               Year Ended December 31,
                                           --------------------------------
                                                 1999            1998
                                           --------------------------------

Revenues                                   $         290,468  $     260,555
Costs and expenses                                 1,835,547      3,363,040
                                           --------------------------------

Net loss before income taxes                      (1,545,079)    (3,102,485)
Income taxes                                               -              -
                                           --------------------------------

Net loss                                   $      (1,545,079)  $ (3,102,485)
                                           --------------------------------



--------------------------------------------------------------------------------
                                                                            F-15

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Supplemental Cash Flow Information

During the year ended December 31, 1999:

o The Company issued common stock in exchange for a reduction of notes payable and accrued interest of $2,036,033.

o The Company acquired licenses and technology in exchange for the issuance of common stock of $140,625.

o The Company satisfied accrued expenses in exchange for inventory of $70,540.


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


During the year ended December 31, 1998:

BTI purchased all of the assets of the Greenberg Asset Management Corporation in a purchase transaction. BTI paid cash and issued a note payable and recorded the assets from the acquisition as follows:


Fair value of assets acquired                             $       1,500,000
Less amount financed with long-term debt                           (750,000)
Less cash received                                                 (250,000)
                                                          -----------------

                               Net cash paid              $         500,000
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-16

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Supplemental Cash Flow Information Continued

Actual amounts paid for:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Interest                                $          451,000  $       495,000
                                        -----------------------------------

Income taxes                            $                -  $             -
                                        -----------------------------------



14.  Stock Options and Warrants

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

Information regarding the stock options and warrants is summarized below:


                                      Number of
                           --------------------------------   Price Per
                               Options         Warrants         Share
                           ------------------------------------------------
Outstanding at
January 1, 1998                   2,023,336         645,842  $  .20 to 1.20
  Granted                         1,493,788         441,000     .20 to 3.00
  Exercised                        (125,000)              -             .20
  Forfeited                        (309,669)       (151,762)    .30 to  .37
                           ------------------------------------------------

Outstanding at
December 31, 1998                 3,082,455         935,080     .20 to 3.00
  Granted                         1,612,000         458,750     .25 to  .50
  Exercised                         (19,334)              -             .37
  Forfeited                        (486,277)              -     .37 to 3.00
                           ------------------------------------------------

Outstanding at
December 31, 1999                 4,188,894       1,393,830  $  .20 to 3.00
                           ------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-17

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below :


                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   1999              1998
                                            ------------------------------------

Net income (loss) - as reported             $          450,223  $    (5,338,969)
Net loss - pro forma                        $       (1,611,640  $    (6,462,860)
Diluted income (loss) per share -
  as reported                               $              .02  $          (.27)
Diluted loss per share - pro forma          $             (.06) $          (.33)
                                            ------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       December 31,
                                            -----------------------------------
                                                   1999             1998
                                            -----------------------------------

Expected dividend yield                     $                -  $              -
Expected stock price volatility                            232%             188%
Risk-free interest rate                                      6%               5%
Expected life of options                          5 to 10 years    2 to 10 years
                                            -----------------------------------

The weighted average fair value of each option granted during 1999 and 1998 are $.53 and $.82, respectively.


--------------------------------------------------------------------------------
                                                                            F-18

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Stock-Based Compensation Continued

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:


                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$   .20 to .30    786,938        5.43    $    0.25      786,938    $        0.25
    .35 to .50  3,369,892        5.60         0.40    2,673,225             0.37
   .75 to 1.00  1,149,000        3.99         0.91      500,000             0.93
  1.19 to 1.20    162,000        5.57         1.19        2,000             1.20
          3.00    114,894        0.64         1.30      114,894             1.30
--------------------------------------------------------------------------------

$  .20 to 3.00  5,582,724        5.14    $    0.58    4,077,057    $        0.52
--------------------------------------------------------------------------------



16.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


--------------------------------------------------------------------------------
                                                                            F-19

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




17.  Commitments

Operating Leases

The Company is obligated under certain non-cancelable operating leases for rental of office and manufacturing space. Total lease expense for the years ended December 31, 1999 and 1998, was approximately $267,000 and $58,000, respectively. Future minimum lease payments under noncancellable operating leases with initial terms of one year or more are as follows at December 31, 1999:


Years Ended December 31,                                       Amount
------------------------                                       ------

                           2000                           $          44,700
                           2001                                       1,800
                                                          -----------------

                                                          $          46,500
                                                          -----------------



Royalty Agreement

During 1998, the Company entered into a license agreement which grants the Company the right to include certain software in its medical device product. Under the agreement, the Company is obligated to pay $28 for each unit produced. During the years ended December 31, 1999 and 1998 royalties expense related to this agreement totaled approximately $20,000 and $16,000, respectively.

Employment Agreement

The Company has an employment agreement with one of its employees which requires annual payments of $75,000 and a bonus based on earnings of the Company. The agreement expires on September 30, 2000.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material effect on its financial position.



--------------------------------------------------------------------------------
                                                                            F-20

                                                       MAGELLAN TECHNOLOGY, INC.

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


--------------------------------------------------------------------------------
                                                                            F-21

ITEM 8.  CHANGES IN AND  DISAGREEMENTS   WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS:

         The table below sets forth the name, age and positions or offices of each director and executive officer of Magellan Technology, Inc. (MTI) and its subsidiaries, BioMeridian Corporation (BC), BioMeridian International, Inc.
(BII), Biological Technologies International, Inc. (BTI), and Magellan Service Company (MSC). The Board of Directors of MTI also serves as the Board of Directors of BC, BII, BTI and MSC. Each Director of the Company will serve until the next annual meeting of the shareholders.


           Name             Age                 Position
------------------------- ------ -----------------------------------------------
William A. Fresh            71    Chairman of the Board, MTI, BC, BII, BTI & MSC
Reginald Hughes             55    Director, Vice President, BII
Darwin D. Millet            47    Director, President, BC
Richard I. Winwood          57    Director
Irving Monclova             68    Director
Dr. Robert C. Greenberg     41    Senior Vice President, BC, BII, BTI
Stephen William Fresh       47    Vice President, BII
Joe Galloway                60    Vice President, BII


         William A. Fresh co-founded Magellan Technology, Inc. and has served as Chairman of the Board and Chief Executive Officer of Magellan since its incorporation in June of 1989. He was co-founder, Chairman of the Board and CEO for Fresh Test Technology Corporation, a designer and manufacturer of probe cards in interface test technology for the semiconductor industry. The company was acquired by Cerprobe Corporation in April 1995. Since the acquisition, he has served as a director of Cerprobe. Mr. Fresh served as Chairman of the Board and CEO of Satellite Image System, LLC, a former subsidiary of Magellan Technology, Inc. and served as Chairman of the Board for Fresh Technology, a PC-based software company. Between 1996 and 1998, Mr. Fresh served on the Board of Directors of Sento Technical Innovation Corporation, a publicly held software company. He is a past director of EFI Electronics Corporation, a publicly traded manufacturer and marketer of surge suppression equipment for computer, industrial, medical and communication devices. Mr. Fresh founded EFI in 1981 and subsequently served as its chairman and president until 1986. Mr. Fresh is currently chairman, president and owner of Orem Tek Development Corporation, a consulting and business park development corporation. He is currently Chairman of the Board and a senior consultant to BrowZ.com.

         Reginald Hughes was elected to the Board of Directors in 1996. He is a Vice President for BioMeridian International, Inc., and a director of Magellan Technology, Inc. He co-founded SkyHook in 1995. From 1981 to 1994, he served in various capacities with Eyring Corporation, a high tech firm in Provo, Utah, specializing in defense contracting. While with Eyring, Mr. Hughes was promoted to the positions of Director and Vice President of Finance. Prior to joining Eyring Corporation, Mr. Hughes had a successful career as a Hospital Administrator.

         Darwin D. Millet has been a member of the Board since 1994. He is the past President and Chief Operating Officer of SIS, LLC. Prior to coming to SIS, Mr. Millet served as Executive Vice President of Layton Construction Company, Inc. (LCC) from 1992 to 1993, and as Chief Financial Officer from 1986 to 1991. He now serves the Company as President of BioMeridian Corporation.

         Richard I. Winwood joined the Board of Directors of the Company in 1995. Mr. Winwood is involved in several aviation business concerns. In 1983, Mr. Winwood co-founded Franklin Covey Co. and subsequently served as its Executive Vice President and Chief Operating officer. Franklin Covey is a multinational time management training and products company traded on the New York Stock Exchange. Prior to co-founding Franklin Covey, Mr. Winwood had a successful career in the computer services industry, working with General Electric Co., Automatic Data Processing, Inc. and Computer Sciences Corporation.

         Irving Monclova has served on the Board of Directors since August 1998. He joined Magellan in late 1996. Mr. Monclova began his career in the military. He had tours in Europe, Korea, Republic of Vietnam, Panama and Puerto Rico. He culminated his military career as Commander of readiness programs of the reserve forces. In 1982, he joined Serv-Air, Inc. In 1989, he was promoted to Vice President of Operations and Maintenance and transferred to Headquarters, Serv-Air, Inc., Greenville, Texas. In January 1993, he was promoted to the position of Vice President and Chief of Special Operations Programs.

         Robert C. Greenberg joined the Company as a result of the acquisition of BTI in September 1999. He has a Ph.D. in Biochemistry, Doctorate of Chiropractic, Diplomat in Acupuncture and advanced degrees in both chemistry and biology. He is the inventor of the BTA S-2000 and the founder of BTI. He now serves as Senior Vice President of Research and Development.

         Stephen William Fresh, the son of William A. Fresh, joined the Company in November 1997 as the Managing Director of International Sales. Prior to that time, he served as the Director of Worldwide Marketing for Sento Corporation. He has more than 20 years of sales and marketing management experience with hi-tech companies and he now serves as Vice President of Marketing.

         Joe Galloway now serves as Vice President of Business Relations & Compliance. He was a cofounder of BioSource. Prior to that, he served as a member of the Artificial Heart Research team, Salt Lake City, Utah as a senior technician specialist. He also served as the supervisor of the test department at Evans and Sutherland. Mr. Galloway has a degree in electronic technology.

COMMITTEES AND MEETINGS:

         The Board of Directors met seven (7) times during the 1999 fiscal year. Each of the directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

         The Board of Directors maintains standing Audit and Compensation Committees. The members of the Audit Committee are William A. Fresh and Darwin Millet. The Committee met one (1) time during the fiscal year ended December 31, 1999. Its functions are 1) to review and approve the selection of, and all services performed by, the Company's independent auditor; 2) to review the Company's internal controls; and 3) to review accounting and financial controls of the Company.

         The members of the Compensation Committee are William A. Fresh and Irving Monclova. The Committee met four (4) times during the fiscal year ended December 31, 1999. Its functions are to determine and approve compensation arrangements for executive officers of the Company and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of executive officers, management and employees of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING:

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Common Stock, to file with the U.S. Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the Common Stock and other securities from which shares of the Common Stock may be derived. Such directors, officers and 10% owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that the following reports were not filed on a timely basis:
Form 3 for William Crouch due 2/6/99 was filed on 2/10/99; Form 3 for Irving Monclova due in April 1998 was filed on 10/4/99; Form 5 for William A. Fresh due 2/14/99 was filed on 2/2/00; Form 5 for Reva Luana Fresh due 2/14/99 was filed on 2/2/00; Form 5 for WAF Investment Company due 2/14/99 was filed on 2/2/00.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE:

         The following table sets forth the compensation paid to the Company's Chief Executive Officer and President of BioMeridian Corporation (BC) for the three fiscal years ended December 31, 1999. No executive officer of the Company received salary and bonus compensation in excess of $100,000 for the year ended December 31, 1999. The Chairman and CEO of the Company has agreed to serve without salary compensation. In April 1998, the Board granted a stock option to the Company's CEO for 150,000 shares of common stock. In April 1997 the Board granted a stock option to the Company's CEO for 250,000 shares of common stock. In December 1999, the Board granted a stock option to the President of BC for 300,000 shares of common stock which are exercisable based on the accomplishment of certain measures during the year 2000.


-------------------------------------- ------------------------------------------------------- ---------------------
                                                                                                    Long-term
                                                        Annual Compensation                        Compensation
-------------------------------------- ------------------------------------------------------- ---------------------
                                                                                    Other
                                                                                    Annual          Securities
      Name & Principal Position           Year             Salary         Bonus  Compensation   Underlying Options
-------------------------------------- ------------- ------------- ------------- ------------- ---------------------
William A. Fresh, CEO                      1999                 0             0             0                     0
                                           1998                 0             0             0               150,000
                                           1997                 0             0             0               250,000
Darwin D. Millet 1                         1999           120,000             0             0               300,000
                                           1998                 0             0             0
                                           1997                 0             0             0
-------------------------------------- ------------- ------------- ------------- ------------- ---------------------

Option Grants in Last Fiscal Year

The following table sets forth the options granted by the Company to executive officers in the last fiscal year.

-------------------------------------- ----------------- -------------------- ----------------- --------------------
                                                         Percent of Options
                                                             Granted to
                                          Number of         Employees in       Exercise Price
      Name & Principal Position        Options Granted       Fiscal Year         per share        Expiration Date
-------------------------------------- ----------------- -------------------- ----------------- --------------------
Darwin D. Millet                                300,000                16.2%             $ .50             Dec 2006
President

Reginald Hughes                                 150,000                 8.1%             $ .50             Dec 2006
Vice President

Joe Galloway                                     75,000                 4.0%             $ .50             Dec 2006
Vice President

Blair K. Blacker 2                              300,000                16.2%             $ .50             Jan 2006
Vice President

Douglas M. Angus 2                              200,000                10.8%             $ .50             Jan 2006
Vice President
-------------------------------------- ----------------- -------------------- ----------------- --------------------


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of options to acquire shares of the Common Stock held by the Chief Executive Officer on December 31, 1999.

------------------------------------ ----------------------------------------- ----------------------------------------
                                                                                  Value of Unexercised In-the-Money
     Name & Principal Position       Number of Unexercised Options @ FYE 1999          Options @ FYE 1999 3
------------------------------------ ----------------------------------------- ----------------------------------------
                                            Unexercisable         Exercisable         Unexercisable        Exercisable
------------------------------------ --------------------- ------------------- --------------------- ------------------

William A. Fresh                                        0             400,500                    $0                 $0
Darwin D. Millet                                  300,000              50,500                    $0                 $0
Reginald Hughes                                   150,000                   0                    $0                 $0
Stephen William Fresh                                   0             125,000                    $0                 $0
------------------------------------ --------------------- ------------------- --------------------- ------------------

1 This individual began employment with the Company in July 1999 and currently receives the annual salary indicated.

2 Individual has terminated employment with the Company as a result of the disposition and sale of SkyHook and no longer serves as an executive officer of the Company.

3 Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1999.

         DIRECTOR COMPENSATION: Directors of the Company are currently paid no fee for their service on the Board of Directors. Directors are also not currently paid a fee for, or reimbursed for expenses incurred with respect to, attendance at board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists the number of shares of Common Stock beneficially owned as of December 31, 1999 by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth have been computed based on 29,386,490 shares, which is the number of shares of the Common Stock outstanding plus exercisable warrants and options held by officers and directors, excluding treasury shares held by the Company, outstanding as of December 31, 1999.

-------------------------------------------------------------- ----------------------------------------------------
                                                                  Beneficial Ownership as of December 31, 1999
-------------------------------------------------------------- ----------------------- ----------------------------
                                                                  Number of shares         Percentage of class
             Name & Address of Beneficial Owner                                                outstanding
-------------------------------------------------------------- ----------------------- ----------------------------
William A. Fresh                                               9,616,172 4                                   32.7%
176 Emeraud Drive
St. George, Utah  84770



4 Includes 4,450,560 shares held by WAF Investment Company, a Utah limited partnership, of which Mr. Fresh is a general partner; 1,133,332 shares held by Reva Luana Fresh, spouse; 50,000 shares held by the William A. and Reva Luana Fresh Family Living Trust; 645,237 shares held by William A. & Reva Luana Fresh Charitable Remainder Trust, 60,000 shares held in trusts in which Reva Luana Fresh is the custodian; 75,000 shares held in trust in which Mr. Fresh is the custodian; 316,667 shares held by Orem Tek Development, a Utah limited partnership, of which Mr. Fresh is a general partner; 808,892 shares issuable upon the exercise of currently exercisable warrants and 400,500 shares issuable upon presently exercisable options.


------------------------------------------------------------ ----------------------- ----------------------------
Reginald Hughes                                                408,750 5                                      1.4%
1482 East 920 South
Provo, Utah  84606

Darwin D. Millet                                               258,834 6                                       .9%
12090 South Woodridge Road
Sandy, Utah  84124

Richard I. Winwood                                           3,647,715 7                                     12.4%

Irving Monclova                                                298,500 8                                      1.0%

Dr. Robert C. Greenberg                                      1,359,748                                        4.6%

Stephen William Fresh                                          183,333 9                                       .6%

Joe Galloway                                                   275,000 10                                      .9%

Ballard Investments                                          1,874,956 11                                     6.4%

All officers and directors as a group (8 persons)            16,048,052                                      54.6%
------------------------------------------------------------ ----------------------- ----------------------------

5 This amount  includes  3,750  shares  issuable  upon the exercise of currently
exercisable  warrants.   The  shares  are  held  by  a  Utah  limited  liability
partnership of which Mr. Hughes is a general partner.

6 Includes 67,167 shares issuable upon currently exercisable warrants or options.

7 The Richard I. Winwood Revocable Living Trust holds 3,501,531 shares. This amount also includes 146,184 shares issuable upon the exercise of currently
exercisable   warrants.

8 Includes  285,000  shares  issuable  upon  currently  exercisable  options.

9 Includes 125,000 shares issuable upon currently exercisable options.

10 Includes 75,000 shares issuable upon currently exercisable options.

11 This amount includes 185,837 shares issuable upon the exercise of currently exercisable warrants. Craig Ballard, a general partner of Ballard Investments, has the power to vote the shares and to make investment decisions with respect to the shares on behalf of Ballard Investment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REVOLVING LINE OF CREDIT GUARANTEES:

         The Company has entered into a revolving line-of-credit agreement. This agreement is for a $3,000,000 line of credit. This line of credit bears interest at a variable rate of prime plus 1.0% and matures on May 31, 2000. Inventory and the personal guarantee of three individuals, including the Company's Chairman of the Board, a director, and a major shareholder, jointly and severally personally guarantee this line of credit. As of December 31, 1999 the line of credit had an outstanding balance $2,496,158. This line of credit has been used to fund the operations of the Company.

NOTES PAYABLE TO SHAREHOLDERS:

         During the year ended December 31, 1999 the Company borrowed a net amount of $295,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured note payable agreements, one $50,000 unsecured note payable agreement, one $30,000 unsecured note payable agreement, and one $15,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

         Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on related party notes payable of $11,033 was used by one related party to exercise warrants to purchase common stock.

         During 1998 a Director/Shareholder who also serves as the Chairman of the Board loaned $2,590,000 to the Company through either himself or entities in which he held a controlling interest. The notes bear interest at 12% and are payable upon demand. During 1998, $1,150,000 of these notes payable was converted to common stock of the Company. In addition, the interest payable of $37,906 was used by the Director/Shareholder to exercise warrants to purchase common stock. As of December 31, 1998, a total of $1,740,000 of notes payable was outstanding and payable to this shareholder.

         During 1998 another Director/Shareholder converted $250,000 of notes payable to common stock of the Company. In addition, the interest payable of $8,645 was used by the Director/Shareholder to exercise warrants to purchase common stock.

NOTES PAYABLE:

         As of December 31, 1998, the Company owed $27,693 to a government entity. Terms of the note include interest at 8%, monthly installments of $2,507. The note is secured by inventory and personal guarantees from a Director and two individuals. The two individuals are former SkyHook officers; the director is also an officer of one of the Company's subsidiaries.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: The following documents are furnished as exhibits to this Form 10-KSB.

---------------- ------------------------------------------------------- -------------------- --------------------
S-B Item Number                Number of Options Granted                   Incorporated by      Filed Herewith
                                                                              Reference
---------------- ------------------------------------------------------- -------------------- --------------------
            3-1  Articles of Incorporation of the Company                      X 12
            3-2  Bylaws of the Company                                         X 13
            3-3  Amendment to Articles of Incorporation approved March         X 14
            3-4  Amendment to Articles of Incorporation approved June                                  X
           21-1  Subsidiaries of the Company                                                           X
           27-1  Financial Data                                                                        X
---------------- ------------------------------------------------------- -------------------- --------------------

12 This exhibit was filed with the Commission as an exhibit to the Company's Registration Statement on Form S-18, filed on September 20, 1989, and is incorporated herein by reference.

13 This exhibit was filed previously with the Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992, filed on October 15, 1993.

14 This was incorporated with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed on March 29, 1996.

(b)      REPORTS ON FORM 8-K:

         The Company filed a report on Form 8-K dated September 17, 1999 on October 1, 1999 reporting the acquisition of and merger with Biological
Technologies International, Inc. and Magellan Technology, Inc. The entire Agreement and Plan of Merger was filed as part of the report.

         The Company filed a report on Form 8-K dated June 30, 1998 and a Report on Form 8-K/A dated August 14, 1998 reporting the acquisition and financial position of Digital Health, LLC. The financial statements of Digital Health, LLC were filed as part of the report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGELLAN TECHNOLOGY, INC.


                                            By: /s/ William A. Fresh
                                            --------------------
                                            William A. Fresh, Chairman & C.E.O.

                                            Date:  March 30, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                               Position                   Date

/s/ William A. Fresh                Chairman of the Board and     March 30, 2000
---------------------------         Chief Executive Officer
William A. Fresh                    (Principal Executive
                                    and Financial Officer)

/s/ Reginald Hughes                 Director                      March 30, 2000
---------------------------
Reginal Hughes

/s/ Darwin D. Millet                Director                      March 30, 2000
---------------------------
Darwin D. Millet

/s/ Richard I. Winwood              Director                      March 30, 2000
---------------------------
Richard I. Winwood

/s/ Irving Monclova                 Director                      March 30, 2000
---------------------------
Irving Monclova