Form 10QSB
period 2000-03-31
MAGELLAN TECHNOLOGY INC
filed 2000-05-15
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission file number: 0-18271


                            MAGELLAN TECHNOLOGY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                           87-0467614
            ------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                12411 South 265 West, Suite F, Draper, Utah 84020
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 495-2211
                                 ---------------
              (Registrant's telephone number, including area code)


                -------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number outstanding at March 31, 2000:       27,474,997 shares
Class:                                      Common Stock, $.0002 par value

                                   FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                      For the Quarter Ended March 31, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                        --------------------------------
Item 1.  Financial Statements

                  Condensed consolidated balance sheet for
                  March 31, 2000 and year-end for
                  December 31, 1999                                            3

                  Condensed consolidated statement of operations
                  for the three months ended March 31, 2000 and
                  1999                                                         4

                  Condensed statement of cash flows for the three
                  months ended March 31, 2000 and 1999                         5

                  Notes to condensed consolidated financial statements         7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9


                           PART II - OTHER INFORMATION
                          -----------------------------
Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other information                                                    11

Item 6(a)         Exhibits                                                    11

Item 6(b)         Reports on Form 8-K                                         11

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) The unaudited condensed consolidated financial statements include the accounts of Magellan Technology, Inc. ("Magellan") and its wholly owned subsidiaries, BioMeridian Corporation [formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica)], BioMeridian International, Inc. ("BioMeridian") (formerly known as BioSource, Inc.) and BTI Acquisition Corp ("BTI"). On February 16, 1999, the Company acquired certain assets known as the P.I.C.E. technology from an individual in exchange for 250,000 shares of common stock. In September 1999 the Company completed the acquisition of Biological Technologies International, Inc. (BTI) which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of Magellan common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

(2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

(3) The amount of the loss per share is based on the weighted average number of shares outstanding at March 31, 2000 and 1999, respectively.

(4) In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah Corporation ("SkyHook") organized in 1995 and engaged in development of proprietary, cargo-management systems for use with helicopters. SkyHook's initial cargo-management product is the SkyHook External Cargo Management System ("ECMS") which is a computer-controlled, multiple-hook cargo carrying device that attaches to a long line beneath the helicopter. The acquisition was accomplished with the exchange of 4,874,936 shares of Magellan Common Stock for all issued and outstanding shares of SkyHook Common Stock. SkyHook then became a wholly owned subsidiary of the Company.

         Effective December 31, 1999, the Company completed the disposition and sale of SkyHook to Envirofoam Technologies, Inc. (EFT). The sale was completed in exchange for $3,000,000. Of this sale amount, a note payable was issued by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 will be paid to Magellan. On the closing date of this sale transaction, $500,000 was paid and received against the note payable and the remaining $2,000,000 will be paid in four consecutive payments of $500,000 over the next four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of repayment of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance will now be received over 3 monthly payments in the amounts of $100,000, $500,000 and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 remains due and payable on or before May 31, 2000. On May 5, 2000, the terms of repayment of the note were again amended. The March 31, 2000 payment was received in the amount of $100,000 and a payment in the amount of $300,000 was received on April 30, 2000 leaving a total remaining balance due of $1,600,000. This balance due will be converted to EFT preferred stock.

(5) On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended March 31, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 will be made. On February 29, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, monthly payments in the amounts of $100,000, 100,000, $500,000 and $1,296,158 commencing February 29, 2000 would replace the monthly payments under the previous agreement. As of March 31, 2000 the Company had an outstanding balance of $1,796,158 under this revolving line of credit.

(6) During the three months ended March 31, 2000, the Company borrowed a net amount of $490,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured notes payable agreements, one $40,000 unsecured note payable agreement and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999.

Results of BioMeridian

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

Beginning January 1, 2000, the operations of BioMeridian and BTI were combined and integrated into BioMeridian. For the three months ended March 31, 2000, BioMeridian achieved sales revenues of $1,793,945 which resulted in operating income of $211,618 compared with sales revenues of $1,673,368 which resulted in an operating loss of $497,379 for the three months ended March 31, 1999. The increase in sales is the result of a refined sales approach and persistent effort to cultivate new markets. The increase in operating profit is primarily due to management's focus on the healthcare industry and commitment to efficient operations.

Results of SkyHook

As discussed in note 4, the Company completed the disposition and sale of SkyHook to EFT effective December 31, 1999, and, therefore, there are no operating results for the three months ended March 31, 2000. However, for the three months ended March 31, 1999, SkyHook incurred an operating loss of $202,506.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the three months ended March 31, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 will be made. On February 29, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, monthly payments in the amounts of $100,000, 100,000, $500,000 and $1,296,158 commencing February 29,
2000 would  replace the monthly  payments  under the previous  agreement.  As of

March 31, 2000 the Company had an outstanding balance of $1,796,158 under this revolving line of credit.

During the three months ended March 31, 2000, the Company borrowed a net amount of $490,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under two separate $100,000 unsecured notes payable agreements, one $40,000 unsecured note payable agreement and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

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

Item 2.  Changes in Securities:     None.

Item 3.  Defaults upon Senior Securities:   None.

Item 4.  Submission of Matters to a Vote of Security Holders: None.

Item 5.  Other information: None.

Item 6.  Exhibits and Reports on Form 8-K

         A report on Form 8-K, which reported the sale and disposition of Magellan's wholly owned subsidiary SkyHook Technologies, Inc., was filed on January 14, 2000.

                         MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets



                                                                               Mar 31, 2000
                                   ASSETS                                      (Unaudited)
                                                                              -------------

Current Assets:
 Cash                                                                        $       32,585
 Accounts Receivable                                                              1,264,951
 Note Receivable                                                                  1,948,869
 Inventories                                                                         90,375
 Prepaid Expenses                                                                    43,058
 Other Current Assets                                                                33,267
                                                                             --------------
   Current Assets                                                                 3,413,105
                                                                             --------------

 Property and Equipment, net                                                        207,529
 Goodwill, net                                                                      547,288
 Licenses & Technology, net                                                       1,304,297
                                                                             --------------
   Total Assets                                                              $    5,472,219
                                                                             ==============
                                LIABILITIES

Current Liabilities:
 Accounts Payable                                                            $      592,266
 Accrued Personnel Costs                                                            108,501
 Accrued Liabilities                                                                279,274
 Accrued Interest Payable                                                           195,609
 Line of Credit                                                                   1,796,158
 Related Party Notes Payable                                                      1,961,048
 Notes Payable                                                                      477,604
 Current Portion of long-term debt                                                    4,234
                                                                             --------------
   Current Liabilities                                                            5,414,694

 Long-Term Debt                                                                      10,722
                                                                             --------------
   Total Liabilities                                                              5,425,416
                                                                             --------------
                            STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
   50,000,000 shares authorized, 27,474,997 shares
   issued and outstanding as of March 31, 2000.                                       5,495
 Additional Paid-in Capital                                                      14,197,225
 Accumulated Deficit                                                            (14,195,505)
 Current Earnings/(Loss)                                                             39,588
                                                                             --------------
   Total Stockholders' equity                                                        46,803
                                                                             --------------
     Total Liabilities and Stockholders' Equity                              $    5,472,219
                                                                             ==============

                          MAGELLAN TECHNOLOGY, INC.
                              AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                                                                Three Months        Three Months
                                                                                   Ended              Ended
                                                                                Mar 31, 2000        Mar 31, 1999
                                                                              --------------      ---------------


 Net Sales                                                                    $    1,793,945      $     1,689,869
 Cost of Sales                                                                       268,855              394,922
                                                                              --------------      ---------------
   Gross Margin                                                                    1,525,090            1,294,947

 Variable Selling Costs                                                              243,232              261,227
                                                                              --------------      ---------------
   Contribution Margin                                                             1,281,858            1,033,720

Operating Expenses:
 Administration & Finance                                                            344,979              362,745
 Customer Support                                                                     37,235               35,162
 Marketing                                                                            10,518
 Operations & Engineering                                                            108,689              173,721
 Sales - Domestic                                                                    263,700              832,909
 Sales - International                                                                67,326
 Training & Education                                                                128,950              148,686
 Depreciation Expense                                                                 15,274               51,269
 Amortization of Licenses & Goodwill                                                 156,073              152,557
                                                                              --------------      ---------------
    Total Operating Expenses                                                       1,132,744            1,757,049
                                                                              --------------      ---------------
 Income/(Loss) from Operations                                                       149,114             (723,329)

Other (Income)/Expense:
 Other (Income)/Expense                                                              (13,866)                (330)
 Interest Expense                                                                    123,392              184,260
                                                                              --------------      ---------------
    Net Income/(Loss) before Taxes                                                    39,588             (907,259)
 Provision for Income Taxes
                                                                              --------------      ---------------
    Net Income/(Loss)                                                         $       39,588      $      (907,259)
                                                                              ==============      ===============

    Net Income/(Loss) per share                                                         0.00                (0.04)
                                                                              ==============      ===============

 Weighted average shares outstanding                                              27,474,997           20,779,797
                                                                              ==============      ===============

                     MAGELLAN TECHNOLOGY, INC.
                          AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                                                       Three Months     Three Months
                                                                          Ended             Ended
                                                                      Mar 31, 2000      Mar 31, 1999
                                                                     -------------     -------------


Cash Flows from Operating Activities:
 Net Income/(Loss)                                                   $      39,588          (907,259)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Provision for Bad Debt                                                 10,000
     Depreciation Expense                                                   15,274            51,269
     Amortization of Licenses & Goodwill                                   156,073           152,557
     Stock Compensation                                                                       15,120
 (Increase)/Decrease in:
   Accounts Receivable                                                    (375,365)         (303,911)
   Notes Receivable                                                        774,921
   Inventory                                                                45,355             3,180
   Prepaid Expenses                                                        (16,752)
   Other Current Assets                                                    (13,300)          (37,379)

 Increase/(Decrease) in:
   Accounts Payable                                                       (224,346)              156
   Accrued Personnel Costs                                                  23,115
   Accrued Liabilities                                                      27,797           123,025
   Accrued Interest Payable                                                (24,933)           78,990
                                                                     -------------     -------------
 Net Cash Used in Operating Activities                                     437,427          (824,252)
                                                                     -------------     -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                          (16,965)          (21,518)
                                                                     -------------     -------------
 Net Cash Provided by/(Used in) Investing Activities                       (16,965)          (21,518)
                                                                     -------------     -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                                      3,700
 Proceeds from Related Party Notes                                         490,000         1,125,000
 Principal Payments on Related Party Notes                                (212,000)         (325,000)
 Principal Payments on Notes Payable                                      (245,150)           13,843
 Principal Payments on Line of Credit                                     (700,000)          (46,430)
 Proceeds from Long-term Debt                                                                 18,798
 Principal Payments on Long-term Debt                                         (926)          (47,782)
                                                                     -------------     -------------
 Net Cash Provided by/(Used in) Financing Activities:                     (668,076)          742,129
                                                                     -------------     -------------
 Net Decrease in cash                                                     (247,614)         (103,641)

 Cash, Beginning of Period                                                 280,199           217,428
                                                                     -------------     -------------
 Cash, End of Period                                                 $      32,585     $     113,787

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Three Months          Three Months
                                                                                           Ended                Ended
                                                                                       Mar 31, 2000          Mar 31,1999
Cash paid during the period for:                                                      -------------        -------------


 Interest                                                                              $ 148,325               105,270
                                                                                       =========               =======

 Income Taxes                                                                          $       -               $     -
                                                                                       =========               =======

Non-cash Financing and Investing Activities:
   During the quarter ended March 31, 2000, the company converted accrued interest payable to a shareholder and director to a note payable in the amount of $98,048.

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


                            MAGELLAN TECHNOLOGY, INC.
                            -------------------------
                                  (Registrant)




\s\William A. Fresh                                              May 15, 2000
------------------------                                      -----------------
William A. Fresh                                                    Date
Chairman and Chief Executive Officer