Form 10QSB
period 2000-06-30
MAGELLAN TECHNOLOGY INC
filed 2000-08-21
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission file number: 0-18271


                            MAGELLAN TECHNOLOGY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



     Utah                                                         87-0467614
    -------                                                      ------------
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

                                 (801) 501-7517
                                 ---------------
              (Registrant's telephone number, including area code)


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

Number outstanding at June 30, 2000:              27,576,997 shares
Class:                                            Common Stock, $.0002 par value

                                   FORM 10-QSB

                       Financial Statements and Schedules
                            Magellan Technology, Inc.

                       For the Quarter Ended June 30, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                        --------------------------------

Item 1.    Financial Statements

           Condensed consolidated balance sheet for June 30, 2000              3

           Condensed consolidated statement of operations for
           the three months and six months ended June 30, 2000
           and 1999                                                            4

           Condensed statement of cash flows for the six months ended
           June 30, 2000 and 1999                                              5

           Notes to condensed consolidated financial statements                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


                           PART II - OTHER INFORMATION
                          -----------------------------

Item 1.    Legal Proceedings                                                  11

Item 2.    Changes in Securities                                              11

Item 3.    Defaults upon Senior Securities                                    11

Item 4.    Submission of Matters to a Vote of Security Holders                11

Item 5.    Other information                                                  11

Item 6(a)  Exhibits                                                           11

Item 6(b)  Reports on Form 8-K                                                11

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                             Jun 30, 2000
                                  ASSETS                                      (Unaudited)
                                                                            --------------

Current Assets:
 Cash                                                                       $       73,210
 Accounts Receivable                                                             1,363,956
 Notes Receivable
 Investment in Securities                                                        1,600,000
 Inventories                                                                        78,884
 Prepaid Expenses                                                                   23,761
 Other Current Assets                                                               36,867
                                                                            --------------
   Current Assets                                                                3,176,678
                                                                            --------------

 Property and Equipment, net                                                       196,001
 Goodwill, net                                                                     495,903
 Licenses & Technology, net                                                      1,199,609
                                                                            --------------
   Total Assets                                                             $    5,068,191
                                                                            ==============
                                LIABILITIES

Current Liabilities:
 Accounts Payable                                                           $      601,831
 Accrued Personnel Costs                                                           115,453
 Accrued Liabilities                                                               288,214
 Accrued Interest Payable                                                          245,179
 Line of Credit                                                                  1,396,158
 Related Party Notes Payable                                                     2,111,048
 Notes Payable                                                                     377,804
 Current Portion of long-term debt                                                   4,463
                                                                            --------------
   Current Liabilities                                                           5,140,150

 Long-Term Debt                                                                      9,185
                                                                            --------------
   Total Liabilities                                                             5,149,335
                                                                            --------------
                           STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
   50,000,000 shares authorized, 27,576,997 shares
   issued and outstanding as of June 30, 2000.                                       5,515
 Additional Paid-in Capital                                                     14,248,204
 Accumulated Deficit                                                           (14,195,505)
 Current Earnings/(Loss)                                                          (139,358)
                                                                            --------------
   Total Stockholders' equity                                                      (81,144)
                                                                            --------------
     Total Liabilities and Stockholders' Equity                             $    5,068,191
                                                                            ==============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                          Three Months                      Six Months
                                                                          Ended June 30                    Ended June 30
                                                                      2000             1999            2000             1999
                                                                 -------------    -------------   -------------    -------------

 Net Sales                                                       $   1,538,335    $   1,999,553   $   3,332,280    $   3,672,922
 Cost of Sales                                                         228,327          377,638         497,182          675,059
                                                                 -------------    -------------   -------------    -------------
   Gross Margin                                                      1,310,008        1,621,915       2,835,098        2,997,863

 Variable Selling Costs                                                194,128          277,668         437,360          573,014
                                                                 -------------    -------------   -------------    -------------
   Contribution Margin                                               1,115,880        1,344,247       2,397,738        2,424,849

Operating Expenses:
 Administration & Finance                                              375,802          295,888         730,780          641,005
 Customer Support                                                       36,453           69,457          73,688          104,619
 Marketing                                                              73,552           82,935          84,071           82,935
 Operations & Engineering                                              100,528           96,071         209,217          242,172
 Sales - Domestic                                                      242,372          437,811         506,072        1,089,146
 Sales - International                                                  55,158           86,792         112,484          108,100
 Training & Education                                                  122,507          306,515         251,458          552,702
 Depreciation Expense                                                   15,782           14,235          31,056           27,573
 Amortization of Licenses & Goodwill                                   156,073          156,073         312,145          308,630
                                                                 -------------    -------------   -------------    -------------
    Total Operating Expenses                                         1,178,227        1,545,777       2,310,971        3,156,882
                                                                 -------------    -------------   -------------    -------------
 Income/(Loss) from Operations                                         (62,347)        (201,530)         86,767         (732,033)

 Other (Income)/Expense:
 Other (Income)/Expense                                                   (328)          (8,254)        (14,194)          (8,254)
 Interest Expense                                                      116,927          143,959         240,319          318,209
                                                                 -------------    -------------   -------------    -------------
    Net Income/(Loss) before Discontinued Operations                  (178,946)        (337,235)       (139,358)      (1,041,988)
 Loss from Discontinued Operations                                                      274,670                          477,176
                                                                 -------------    -------------   -------------    -------------
    Net Income/(Loss) before Income Taxes                             (178,946)        (611,905)       (139,358)      (1,519,164)
 Provision for Income Taxes
                                                                 -------------    -------------   -------------    -------------
    Net Income/(Loss)                                            $    (178,946)   $    (611,905)  $    (139,358)   $  (1,519,164)
                                                                 =============    =============   =============    =============

    Net Income/(Loss) per share                                  $       (0.01)   $       (0.03)  $       (0.01)   $       (0.07)
                                                                 =============    =============   =============    =============

 Weighted average shares outstanding                                27,510,459       22,329,973      27,510,459       22,329,973
                                                                 =============    =============   =============    =============


                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Six Months
                                                                             Ended June 30
                                                                         2000             1999
                                                                    -------------    -------------

Cash Flows from Operating Activities:
 Net Income/(Loss)                             s                     $    (139,358)   $  (1,519,164)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Provision for Bad Debt                                                15,000            9,400
     Issusance of common stock for services                                51,000           30,242
     Depreciation Expense                                                  31,056           27,573
     Amortization of Licenses & Goodwill                                  312,145          308,630
     (Gain)/Loss on sale of assets                                                          (1,013)
     Net assets of discontinued operations                                                (209,824)
 (Increase)/Decrease in:
   Accounts Receivable                                                   (255,581)        (496,120)
   Inventory                                                               56,847          107,122
   Prepaid Expenses                                                         2,545          (39,252)
   Other Current Assets                                                   (16,900)          18,006
 Increase/(Decrease) in:
   Accounts Payable                                                      (214,782)         132,730
   Accrued Personnel Costs                                                 30,066          (75,987)
   Accrued Liabilities                                                     36,737          127,969
   Accrued Interest Payable                                                24,638           97,886
                                                                    -------------    -------------
 Net Cash Provided by/(Used in) Operating Activities                      (66,587)      (1,481,802)
                                                                    -------------    -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                         (21,219)         (37,277)
 Notes Receivable                                                         900,000
 Sale of Property & Equipment                                                                3,804
                                                                    -------------    -------------
 Net Cash Provided by/(Used in) Investing Activities                      878,781          (33,473)
                                                                    -------------    -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                                  308,338
 Proceeds from Related Party Notes                                      1,032,899          595,000
 Principal Payments on Related Party Notes                               (604,899)        (345,000)
 Proceeds from Notes Payable                                                               925,000
 Principal Payments on Notes Payable                                     (344,950)         (25,000)
 Proceeds from Line of Credit                                                               13,843
 Principal Payments on Line of Credit                                  (1,100,000)         (50,000)
 Proceeds from Long-term Debt                                                               18,798
 Principal Payments on Long-term Debt                                      (2,233)         (59,622)
                                                                    -------------    -------------
 Net Cash Provided by/(Used in) Financing Activities:                  (1,019,183)       1,381,357
                                                                    -------------    -------------
 Net Decrease in cash                                                    (206,989)        (133,918)

 Cash, Beginning of Period                                                280,199          155,617
                                                                    -------------    -------------
 Cash, End of Period                                                $      73,210    $      21,699
                                                                    =============    =============

                            MAGELLAN TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             Six Months
                                                                                            Ended June 30
                                                                                       2000                 1999
                                                                                 -------------       -------------


Cash paid during the period for:
 Interest                                                                        $     215,682       $     236,079
                                                                                 =============       =============

 Income Taxes                                                                    $          -        $          -
                                                                                 =============       =============


Non-cash Financing and Investing Activities:

         During the quarter ended March 31, 2000, the company converted accrued interest payable to a shareholder and director to a note payable in the amount of $98,048.

         During the quarter ended June 30, 2000, the company issued 100,000 and 2,000 shares of common stock for services to individuals.

         During the quarter ended March 31, 1999, the Company converted $1,900,000 of notes payable and $11,033 of accrued interest payable into common stock.

         During the quarter ended March 31, 1999, the Company issued 250,000 shares of common stock in exchange for the rights to certain technology known as the P.I.C.E. Technology. The value of this transaction was $140,625.

         During the quarter ended June 30, 1999, the Company converted certain accounts payable balances to certain vendors to a note payable. The amount converted was $23,769.

         During the quarter ended June 30, 1999, the Company converted an accounts payable balance to a certain vendor to common stock and a note payable. The amount converted was $25,000 and 39,313 respectively.

         During the quarter ended June 30, 1999, the Company applied an accounts receivable balance from a customer in the amount of $47,600 to the outstanding amount of a note payable to this same individual.

         During the quarter ended June 30, 1999, the Company converted a note receivable balance from a certain entity in the amount of $1,600,000 to an investment of 290,909 shares of convertible preferred stock in the same entity.

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

(2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the company as of June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

(3) The amount of the loss per share is based on the weighted average number of shares outstanding at June 30, 2000 and 1999, respectively.

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

         Effective December 31, 1999, the Company completed the disposition and sale of SkyHook to Envirofoam Technologies, Inc. (EFT). The sale was completed in exchange for $3,000,000. Of this sale amount, a note payable was issued by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 will be paid to Magellan. On the closing date of this sale transaction, $500,000 was paid and received against the note payable and the remaining $2,000,000 was originally intended to be paid in four consecutive payments of $500,000 over the next four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of repayment of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance was intended to be received over 3 monthly payments in the amounts of $100,000, $500,000 and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 remained due and payable on or before May 31, 2000. On May 5, 2000, the terms of repayment of the note were again amended. The March 31, 2000 payment was received in the amount of $100,000 and a payment in the amount of $300,000 was received on April 30, 2000 leaving a total remaining balance due of $1,600,000. Effective June 30, 2000, this remaining balance due was converted to 290,909 shares of EFT Series B Convertible Preferred Stock. As interest payments, EFT shall issue to Magellan a specified number of additional shares of Series B Convertible Preferred Stock at the end of each of the next eleven months beginning on July 31, 2000 if all of these preferred shares have not been sold by Magellan.

(5) On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the six months ended June 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 will be made. On February 29, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, monthly payments in the amounts of $100,000, 100,000, $500,000 and $1,296,158 commencing February 29, 2000 would replace the monthly payments under the previous agreement. On May 22, 2000, a new modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, three payments in the amount of $100,000 each followed by one in the amount of $1,196,158 commencing May 31, 2000 would replace the monthly payments under the previous agreement. As of June 30, 2000 the Company had an outstanding balance of $1,396,158 under this revolving line of credit.

(6) During the six months ended June 30, 2000, the Company borrowed a net amount of $840,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under three separate $100,000 unsecured note payable agreements, one $40,000 unsecured note payable agreement, two $50,000 unsecured note payable agreements, one $150,000 unsecured note payable agreement, and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999.

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

Beginning January 1, 2000, the operations of BioMeridian and BTI were combined and integrated into BioMeridian. For the six months ended June 30, 2000, BioMeridian achieved sales revenues of $3,332,280 which resulted in operating income of $86,767 compared with sales revenues of $3,672,922 which resulted in an operating loss of $732,033 for the six months ended June 30, 1999. The decrease in sales is the result of the transition process from independent sales representatives to hiring and training several new sales personnel within the company. The increase in operating profit is primarily due to management's continuous focus on the healthcare industry and commitment to efficient operations.

Three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999.

Beginning January 1, 2000, the operations of BioMeridian and BTI were combined and integrated into BioMeridian. For the three months ended June 30, 2000, BioMeridian achieved sales revenues of $1,538,335 which resulted in an operating loss of $62,347 compared with sales revenues of $1,999,553 which resulted in an operating loss of $201,530 for the three months ended June 30, 1999. The decrease in sales is the result of the transition process from independent sales representatives to hiring and training several new sales personnel within the company. The increase in operating profit is primarily due to management's continuous focus on the healthcare industry and commitment to efficient operations.

Liquidity and Capital Resources

On May 19, 1998 the company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the six months ended June 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 will be made. On February 29, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, monthly payments in the amounts of $100,000, 100,000, $500,000 and $1,296,158 commencing February 29,

2000 would replace the monthly payments under the previous agreement. On May 22, 2000, a new modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, three payments in the amount of $100,000 each followed by one in the amount of $1,196,158 commencing May 31, 2000 would replace the monthly payments under the previous agreement. As of June 30, 2000 the Company had an outstanding balance of $1,396,158 under this revolving line of credit.

During the six months ended June 30, 2000, the Company borrowed a net amount of $840,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under three separate $100,000 unsecured note payable agreements, one $40,000 unsecured note payable agreement, two $50,000 unsecured note payable agreements, one $150,000 unsecured note payable agreement, and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

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


                            MAGELLAN TECHNOLOGY, INC.
                            -------------------------
                                  (Registrant)




\s\William A. Fresh                                            August 21, 2000
------------------------                                      -----------------
William A. Fresh                                                   Date
Chairman and Chief Executive Office