Form 10QSB
period 2000-09-30
MAGELLAN TECHNOLOGY INC
filed 2000-11-14
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission file number: 0-18271


                             BIOMERIDIAN CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                                      Utah
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   87-0467614
                                  ------------
                      (I.R.S. Employer Identification No.)


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

                            Magellan Technology, Inc.
                -------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last report)


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

Number outstanding at September 30, 2000: 28,826,997 shares
Class:                              Common Stock, $.0002 par value

                                   FORM 10-QSB

                       Financial Statements and Schedules
                             BioMeridian Corporation

                    For the Quarter Ended September 30, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                        --------------------------------
Item 1.  Financial Statements

             Condensed consolidated balance sheet for September 30, 2000    3

             Condensed consolidated statement of operations for the three
             months and nine months ended September 30, 2000 and 1999       4

             Condensed statement of cash flows for the nine months ended
             September 30, 2000 and 1999                                    5

             Notes to condensed consolidated financial statements           7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9


                           PART II - OTHER INFORMATION
                          -----------------------------
Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other information                                                  11

Item 6(a)         Exhibits                                                  11

Item 6(b)         Reports on Form 8-K                                       11

                           BIOMERIDIAN CORPORATION
                              AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                                                   30-Sep-00
                                   ASSETS                        (Unaudited)
                                                               -------------
Current Assets:
 Cash                                                               $ 39,139
 Accounts Receivable, net                                          1,415,396
 Investment in Securities                                          1,600,000
 Inventories                                                         143,268
 Prepaid Expenses                                                     21,436
 Other Current Assets                                                 39,647
                                                               -------------
   Current Assets                                                  3,258,886
                                                               -------------

 Property and Equipment, net                                         230,400
 Goodwill, net                                                       444,517
 Licenses & Technology, net                                        1,094,922
                                                               -------------
   Total Assets                                                   $5,028,725
                                                               =============
                                 LIABILITIES

Current Liabilities:
 Accounts Payable                                                  $ 677,280
 Accrued Personnel Costs                                             109,557
 Accrued Liabilities                                                 281,113
 Accrued Interest Payable                                            298,879
 Note Payable                                                      1,296,158
 Related Party Notes Payable                                       1,611,048
 Current Portion of long-term debt                                   368,175
                                                               -------------
   Current Liabilities                                             4,642,210

 Long-Term Debt                                                       27,525
                                                               -------------
   Total Liabilities                                               4,669,735
                                                               -------------
                            STOCKHOLDERS' EQUITY

 Common Stock, par value $.0002 per share;
   50,000,000 shares authorized, 28,826,997 shares
   issued and outstanding as of September 30, 2000                     5,765
 Additional Paid-in Capital                                       14,747,954
 Accumulated Deficit                                             (14,394,729)
                                                               -------------
   Total Stockholders' equity                                        358,990
                                                               -------------
     Total Liabilities and Stockholders' Equity                   $5,028,725
                                                               =============


                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                                  Three Months                      Nine Months
                                                               Ended September 30               Ended September 30
                                                              2000             1999            2000             1999
                                                         -------------    -------------   -------------    -------------
 Net Sales                                                  $1,441,819      $1,943,504       $4,774,099      $5,616,425
 Cost of Sales                                                 134,077         220,850          631,259         895,909
                                                         -------------    -------------   -------------    -------------
   Gross Margin                                              1,307,742       1,722,654        4,142,840       4,720,516

 Variable Selling Costs                                        211,475         315,303          648,835       1,094,218
                                                         -------------    -------------   -------------    -------------
   Contribution Margin                                       1,096,267       1,407,350        3,494,005       3,626,298

Operating Expenses:
 Administration & Finance                                      313,890         336,096        1,044,672         967,702
 Customer Support                                               29,317          34,377          103,005         138,996
 Marketing                                                     105,462               -          189,532               -
 Operations & Engineering                                      123,540         112,583          332,757         354,755
 Sales - Domestic                                              251,618         440,489          757,690       1,608,069
 Sales - International                                          52,996         109,340          165,480         217,441
 Training & Education                                          147,899         178,985          399,356         539,687
 Depreciation Expense                                           17,158          14,486           48,214          42,058
 Amortization of Licenses & Goodwill                           156,073         156,073          468,218         464,703
                                                         -------------    -------------   -------------    -------------
    Total Operating Expenses                                 1,197,953       1,382,430        3,508,924       4,333,410
                                                         -------------    -------------   -------------    -------------
 Income/(Loss) from Operations                                (101,686)         24,921          (14,919)       (707,112)

 Other (Income)/Expense:
 Other (Income)/Expense                                       (148,000)         (1,086)        (162,194)         (1,952)
 Interest Expense                                              106,180         147,434          346,499         465,643
                                                         -------------    -------------   -------------    -------------
    Net Income/(Loss) before Discontinued Operations           (59,866)       (121,427)        (199,224)     (1,170,803)
 Loss from Discontinued Operations                                             370,035                          847,211
                                                         -------------    -------------   -------------    -------------
    Net Income/(Loss) before Income Taxes                      (59,866)       (491,462)        (199,224)     (2,018,014)
 Provision for Income Taxes
                                                         -------------    -------------   -------------    -------------
    Net Income/(Loss)                                        $ (59,866)     $ (491,462)      $ (199,224)   $ (2,018,014)
                                                         =============    =============   =============    =============

    Net Income/(Loss) per share                                $ (0.00)        $ (0.02)         $ (0.01)        $ (0.09)
                                                         =============    =============   =============    =============

 Weighted average shares outstanding                        27,811,085      22,329,973       27,811,085      22,329,973
                                                         =============    =============   =============    =============

                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                             Nine Months
                                                                          Ended September 30
                                                                          2000             1999
Cash Flows from Operating Activities:                                -------------    -------------
 Net Income/(Loss) from continuing operations                           $ (199,224)    $ (1,559,514)
 Adjustments to Reconcile Net Income/(Loss)
   to Net Cash used in Operating Activities:
     Provision for Bad Debt                                                (66,440)          18,400
     Stock Compensation                                                                      45,362
     Issuance of common stock for services                                  51,000           35,000
     Forgiveness of debt                                                                   (458,500)
     Depreciation Expense                                                   48,214           42,058
     Amortization of Licenses & Goodwill                                   468,218          464,703
     (Gain)/Loss on sale of assets                                                              151
     Net assets of discontinued operations                                                  153,211
 (Increase)/Decrease in:
   Accounts Receivable                                                    (229,491)        (526,919)
   Inventory                                                                (7,537)         155,076
   Prepaid Expenses and other assets                                       (15,409)         (28,738)
 Increase/(Decrease) in:
   Accounts Payable                                                       (139,334)         (48,774)
   Accrued Personnel Costs                                                  24,171          (53,099)
   Accrued Liabilities                                                      29,636          207,052
   Accrued Interest Payable                                                 78,338          147,858
                                                                     -------------    -------------
 Net Cash Provided by/(Used in) Operating Activities                        42,142       (1,406,673)
                                                                     -------------    -------------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                          (48,655)         (45,031)
 Notes Receivable                                                          900,000
 Sale of Property & Equipment                                                                 3,804
                                                                     -------------    -------------
 Net Cash Provided by/(Used in) Investing Activities                       851,345          (41,227)
                                                                     -------------    -------------
Cash Flows from Financing Activities:
 Issuance of Common Stock                                                                   311,838
 Proceeds from Related Party Notes                                       1,032,899          640,000
 Principal Payments on Related Party Notes                                (192,899)        (345,000)
 Proceeds from Notes Payable                                                              1,000,000
 Principal Payments on Notes Payable                                    (1,200,000)         (45,000)
 Proceeds from Line of Credit                                                                13,843
 Principal Payments on Line of Credit                                                       (50,000)
 Proceeds from Long-term Debt                                                                18,798
 Principal Payments on Long-term Debt                                     (774,547)         (88,067)
                                                                     -------------    -------------
 Net Cash Provided by/(Used in) Financing Activities:                   (1,134,547)       1,456,412
                                                                     -------------    -------------
 Net Decrease in cash                                                     (241,060)           8,512

 Cash, Beginning of Period                                                 280,199          155,617
                                                                     -------------    -------------
 Cash, End of Period                                                      $ 39,139        $ 164,129
                                                                     =============    =============

                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     Nine Months
                                                  Ended September 30
                                                2000             1999
Cash paid during the period for:           -------------    -------------

 Interest                                      $ 268,161        $ 236,079
                                           =============    =============

 Income Taxes                                        $ -              $ -
                                           =============    =============

2000 Non-cash Financing and Investing Activities:

  During the nine months ended September 30, 2000, the company converted accrued interest payable to a shareholder and director to a note payable in the amount of $98,048.

  During the nine months ended September 30, 2000, the company issued 100,000 and 2,000 shares of common stock for services to individuals.

  During the nine months ended September 30, 2000, the Company applied the remaining balance of a note payable to an entity to accounts receivable from that entity in the amount of $4,510.

  During the nine months ended September 30, 2000, the Company exchanged a note receivable due from an entity of $1,600,000 for 290,909 shares of the entity's preferred stock. (see note 4)

  During the nine months ended September 30, 2000, the Company converted   notes
payable to a director of the Company and an entity owned by a director totaling $500,000 in exchange for 1,250,000 shares of the Company's common stock.

  During the nine months ended September 30, 2000, the Company purchased an asset in exchange for a capital lease of $24,121.

1999 Non-Cash Financing and Investing Activities:

  During the nine months ended September 1999, the Company converted $1,900,000 of notes payable and $11,033 of accrued interest payable into common stock.

  During the nine months ended September 30, 1999, the Company issued 250,000 shares of common stock in exchange for the rights to certain technology known as the P.I.C.E. Technology. The value of this transaction was $140,625.

  During the nine months ended September 30, 1999, the Company converted certain accounts payable balances to certain vendors to a note payable. The amount converted was $23,769.

  During the nine months ended September 30, 1999, the Company converted an accounts payable balance to a certain vendor to common stock and a note payable. The amount converted was $25,000 and $39,313 respectively.

  During the nine months ended September 30, 1999, the Company applied an accounts receivable balance from a customer in the amount of $47,600 to the outstanding amount of a note payable to this same individual.

                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1) The unaudited condensed consolidated financial statements include the accounts of BioMeridian Corporation. (The "Company") and its wholly owned subsidiaries, BioMeridian Corporation [formerly known as ProHealth, Inc. and prior to that known as Satellite Image Systems, Inc. (SIS, Inc.) and SIS Jamaica, LTD (SIS Jamaica)], BioMeridian International, Inc. ("BioMeridian") (formerly known as BioSource, Inc.) and Bio-Origins, Inc. ("Bio-Origins"). On February 16, 1999, the Company acquired certain assets known as the P.I.C.E. technology from an individual in exchange for 250,000 shares of common stock. In September 1999 the Company completed the acquisition of Biological Technologies International, Inc. (BTI) which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of Magellan common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

2) The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

3) The amount of the loss per share is based on the weighted average number of shares outstanding at September 30, 2000 and 1999, respectively.


4) Effective December 31, 1999, the Company completed the disposition and sale of SkyHook Technologies, Inc. to Envirofoam Technologies, Inc. ("EFT"). The sale was completed in exchange for $3,000,000. Of this sale amount, a note payable was issued by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 would be paid to the Company. On the closing date of this sale transaction, $500,000 was paid and received against the note payable and the remaining $2,000,000 was originally intended to be paid in four consecutive payments of $500,000 over the next four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of repayment of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance was intended to be received over 3 monthly payments in the amounts of $100,000, $500,000 and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 remained due and payable on or before May 31, 2000. On May 5, 2000, the terms of repayment of the note were again amended. The March 31, 2000 payment was received in the amount of $100,000 and a payment in the amount of $300,000 was received on April 30, 2000 leaving a total remaining balance due of $1,600,000. Effective June 30, 2000, this remaining balance due was converted to 290,909 shares of EFT Series B Convertible Preferred Stock. As interest payments, EFT is obligated to issue to the Company a specified number of additional shares of Series B Convertible Preferred Stock at the end of each of the next eleven months beginning on July 31, 2000 if all of these preferred shares have not been sold by the Company.

5) On May 19, 1998 the Company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the six months ended June 30, 1999 the Company made no additional borrowings under this revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 would be made. On May 22, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, three payments in the amount of $100,000 each followed by one in the amount of $1,196,158 commencing May 31, 2000 would replace the monthly payments under the previous agreement. As of September 30, 2000 the Company had an outstanding balance of $1,296,158.33 under this term loan. The Company is current in its obligations under this loan.

6) During the nine months ended September 30, 2000, the Company borrowed a net amount of $840,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under three separate $100,000 unsecured note payable agreements, one $40,000 unsecured note payable agreement, two $50,000 unsecured note payable agreements, one $150,000 unsecured note payable agreement, and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. Interest has been accrued, but unpaid and the outstanding principal and interest payable totals $1,390,328 at September 30, 2000.

7) During the nine months ended September 30, 2000, the Company paid $40,000 in consulting expense to an entity controlled by an officer of the Company. The company also paid consulting expense to a shareholder in the amount of $18,333.

8) On October 16, 2000, the Company entered into an agreement to sell certain assets to a related party, including certain intangibles, valued at $578,000 in exchange for a forgiveness of a note payable of $338,000, accrued interest of $125,000, and a technology license and product distribution rights.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine-month period ended September 30, 2000 compared to the Nine-month period ended September 30, 1999.

The BioMeridian Corporation mission is to develop and market state-of-the-art methods for delivering integrative healthcare to the marketplace. BioMeridian manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is registered with the U.S. Food and Drug Administration as a stress-monitoring device.

Beginning January 1, 2000, the operations of BioMeridian and BTI were combined and integrated into the Company. For the nine months ended September 30, 2000, the Company achieved sales revenues of $4,774,099, which resulted in operating loss of $14,919, compared with sales revenues of $5,616,425, which resulted in an operating loss of $707,112 for the nine months ended September 30, 1999. The decrease in sales was the result of the transition process from independent sales representatives to hiring and training several new sales personnel within the Company. The decrease in operating loss was primarily due to slightly improved margins and substantially reduced costs. Most notably, during the nine months ended September 30, 2000 approximately $660,000 less expense was incurred for domestic selling expenses verses the same period in 1999 when additional personnel and travel-related expenses were incurred.

Three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

For the three months ended September 30, 2000, the Company achieved sales revenues of $1,441,819, which resulted in an operating loss of $101,686, compared with sales revenues of $1,943,504, which resulted in operating income of $24,921 for the three months ended September 30, 1999. The decrease in sales was the result of the transition process from independent sales representatives to hiring and training several new sales personnel within the Company. Expense containment resulted in operating expenditures for the three months ended September 30, 2000 of approximately $185,000 less than those of the same period in the prior year. However, lower gross margin dollars on lower sales (as discussed above) for the 3-months ended September 30, 2000 accounted for the increase in operating loss for the period.

Liquidity and Capital Resources

On May 19, 1998 the Company entered into a $3,000,000 revolving line of credit agreement. Obligations under prior separate line of credit agreements for $750,000 and $745,000 were retired with proceeds from the new revolving line of credit. During the nine months ended September 30, 2000 the Company made no additional borrowings under a $3,000,000 revolving line of credit. This revolving line of credit is secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a director, and a major shareholder. On December 15, 1999, this line of credit was converted to a term loan whereby 5 monthly payments in the amount of $500,000 commencing December 31, 1999 and concluding on April 30, 2000 followed by a final payment of $496,158 on May 31, 2000 would be made. On May 22, 2000, a modification agreement was entered into whereby the monthly payments to be received pursuant to this term loan were changed. Under the new agreement, three payments in the amount of $100,000 each followed by one in the amount of $1,196,158 commencing May 31, 2000 would replace the monthly payments under the previous agreement. As of September 30, 2000 the Company had an outstanding balance of $1,296,158.33 under this term loan. The Company is current in its obligations under this loan.

During the nine months ended September 30, 2000, the Company borrowed a net amount of $840,000 from the Company's Chief Executive Officer, or from entities controlled by this individual, under three separate $100,000 unsecured note payable agreements, one $40,000 unsecured note payable agreement, two $50,000 unsecured note payable agreements, one $150,000 unsecured note payable agreement, and one $250,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand. Interest has been accrued, but unpaid and the outstanding principal and interest payable totals $1,390,328 at September 30, 2000.

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

Item 3.  Defaults upon Senior Securities:   None.

Item 4.  Submission of Matters to a Vote of Security Holders: None.

Item 5.  Other information: None.

Item 6.  Exhibits and Reports on Form 8-K

                  A report on Form 8-K, which reported the Company's name change from Magellan Technology, Inc. to BioMeridian Corporation and also the new trading symbol of "BIDN" (replacing "MGLN") for the Company's common stock, was filed on August 21, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BIOMERIDIAN CORPORATION
                            -------------------------
                                  (Registrant)




\s\William A. Fresh                                           November 15, 2000
------------------------                                      -----------------
William A. Fresh                                              Date
Chairman and Chief Executive Officer