Form 10KSB
period 2000-12-31
BIOMERIDAN CORP
filed 2001-03-29
CIK 855923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from --------- to------------------.

                           Commission File No. 0-18271


                             BIOMERIDIAN CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. X

The issuer's revenues for its most recent fiscal year totaled $5,950,690.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 29, 2000 was $1,423,574.

30,660,331 shares of the issuer's common stock were issued and outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one):
                                            Yes           No - X -
                                                ------      ------

                                TABLE OF CONTENTS


PART I

         Item 1.  Description of Business . . . . . . . . . . . . . . .        1

         Item 2.  Description of Property . . . . . . . . . . . . . . .        4

         Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . .        5

         Item 4.  Submission of Matters to a Vote of Security Holders .        5


PART II

         Item 5.  Market for Common Equity and Related Stockholder
                           Matters . . . . . . . . . . . . . . . . . .         6

         Item 6.  Management's Discussion and Analysis or
                           Plan of Operation . . . . . . . . . . . . .         8

         Item 7.  Financial Statements. . . . . . . . . . . . . . . . .       11

         Item 8.  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure . . . .        11

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16a of the
                           Exchange Act. . . . . . . . . . . . . . . .        12

         Item 10. Executive Compensation . . . . . . . . . . . .  . . .       14

         Item 11. Security Ownership of Certain Beneficial Owners and
                           Management. . . . . . . . . . . . . . . . .        15

         Item 12  Certain Relationships and Related Transactions  . . .       17


PART IV

         Item 13  Exhibits and Reports on Form 8-K  . . . . . . . . . .       18


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         BioMeridian Corporation, formerly known as Magellan Technology, Inc., ("BioMeridian" or the "Company"), was incorporated under the laws of the State of Utah on June 16, 1989. Its founders organized the Company for the purpose of raising capital and seeking profitable business opportunities.

         In February 1992, the Company completed the acquisition of Satellite Image Systems, Inc. ("SIS"), a Utah corporation engaged in providing image-based data entry services utilizing licensed and proprietary data entry and communications software. The acquisition was accomplished by merging SIS with and into the Company's wholly-owned subsidiary, SIS International, Inc. with SIS being the surviving corporation. Through the merger, SIS became a wholly-owned subsidiary of the Company. In August 1996, the Company announced the formation of a joint venture with United Insurance Companies, Inc. ("UICI") of Dallas, Texas to expand UICI's presence in the medical claims processing business. SIS contributed its technology, operations and management to a newly-formed entity, SIS, LLC. UICI contributed $3 million in cash and a $2 million line of credit for working capital. The Company retained a 46.5% interest in SIS, LLC. Darwin
D. Millet, formerly President of SIS, became the Chief Executive Officer of the newly-formed limited liability company. UICI is a financial company with interest in life and health insurance and related services, including the administration and delivery of managed health care programs to selected markets.

         In October 1996, the Company completed the acquisition of SkyHook Technologies, Inc., a Utah corporation ("SkyHook") engaged in development of proprietary, cargo-management systems for use with helicopters. SkyHook's initial cargo-management product was the SkyHook External Cargo Management System ("ECMS") which is a computer-controlled, multiple-hook cargo carrying device that attaches to a long line beneath the helicopter. The acquisition was accomplished with the exchange of 4,874,936 shares of BioMeridian common stock for all issued and outstanding shares of SkyHook common stock. SkyHook then became a wholly-owned subsidiary of the Company.

         In April 1997, the Company organized Bio-Origins, formerly known as Magellan Service Company, as a wholly-owned subsidiary to pursue avionics integration contract opportunities.

         In October 1997, the Company completed the acquisition of BioSource Inc. ("BioSource"), a Utah corporation engaged in the development and sales of the "LISTEN" biofeedback information system which is marketed and sold to healthcare practitioners in the complementary healthcare marketplace. The acquisition was ultimately accomplished through the exchange of $190,000 in cash and 225,000 shares of BioMeridian common stock in exchange for all issued and outstanding shares of BioSource common stock. BioMeridian International, Inc. ("BioMeridian International"), a wholly-owned subsidiary of the Company, was formed as the surviving entity.

         In May 1998, the Company completed the sale of its 46.5% interest in SIS, LLC to UICI of Dallas, Texas resulting in the complete divestiture of the Company's involvement in image-based data entry services. The Company completed the sale primarily for the purpose of raising funds for the acquisition of additional entities deemed strategically beneficial to the Company. The sale was completed for $1,500,000 and resulted in a gain on sale of approximately $180,000.

         In May 1998, the Company completed the acquisition of certain licenses and technology of Digital Health, LLC, a Utah limited liability company engaged in a business similar to that of BioMeridian International. This acquisition was completed in an effort to improve the market share and market position of BioMeridian International with its technology-based Meridian Stress Assessment ("MSA") equipment in the complementary healthcare marketplace through the immediate acquisition of FDA registration of the technology. The acquisition was accomplished through the exchange of 1,375,000 shares of BioMeridian common stock and $250,000 in cash payable in monthly installments of $15,000. The operations of Digital Health, LLC were then combined with BioMeridian International.

         In September 1999, the Company completed the acquisition of Biological Technologies International, Inc. ("BTI") which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary, BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of BioMeridian common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

         In December 1999, the Company completed the sale of SkyHook to Envirofoam Technologies, Inc. ("EFT"). The sale was completed at an agreed price of $3,000,000. Of this sale amount, a note payable was issued to the Company by EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 was to be paid to BioMeridian. On the closing date of the sale transaction, $500,000 was paid to the Company against the note payable and the remaining $2,000,000 note payable was to be paid in four consecutive payments of $500,000 over the following four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance of $1,500,000 was to be received in 3 monthly payments in the amounts of $100,000, $500,000, and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 was not paid. On May 5, 2000, the terms of the note were again amended. The March 31, 2000 payment was received in the amount of $100,000 and a payment in the amount of $300,000 was received on April 30, 2000 leaving a remaining note payable balance due of $1,100,000, plus the $500,000 management fee for a total due of $1,600,000. Effective June 30, 2000, this remaining balance due was converted to 290,909 shares of EFT Series B Convertible Preferred Stock. As interest payments, EFT was obligated to issue to the Company a specified number of additional shares of Series B Convertible Preferred Stock at the end of each of the eleven months beginning on July 31, 2000. On December 18, 2000, the Company and EFT further modified their agreement. Under the terms of the modified agreement, EFT relinquished its option to repurchase its stock held by the Company in exchange for the Company's agreement to release EFT from any further obligation to pay ongoing interest shares of Series B Convertible Preferred Stock. There was no disposition of any shares of EFT stock by the Company as of December 31, 2000.

         In November 2000, the Company entered into an Amendment to Notes Payable pursuant to which BTI agreed to sell certain assets of BTI that were acquired by BTI pursuant to an Agreement and Plan of Merger dated August 11, 1999. The assets included the BTA S-2000, the BTA-2000SG, an interest in the development-stage BTA S-3000, inventory, and intellectual property owned by BTI related to Biological Terrain Assessment. Biological Terrain Assessment is a process for assessing a patient's health by examining the acid balance, oxidative stress level, and mineral concentrations in a patient's blood, urine, and saliva. BTI's initial acquisition of the Assets was reported in a Current Report on Form 8-K filed with the SEC on October 1, 1999.

Business of the Company

         BioMeridian International, Inc.

         PRODUCTS:

         MSA/IMAG and BEST Systems:
         BioMeridian International manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian International also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is listed with the U.S. Food and Drug Administration as a stress-monitoring device.

         The Acupoint:
         The Acupoint Meridian Stylus is a powerful tool that enables better results for testing patients on the MSA device. Healthcare practitioners can use the Acupoint finder to accurately sense the precise location of each acupuncture point associated with a meridian. The energetic readings are digitally displayed on the indicator bar to facilitate the correct placement of the Acupoint. The Acupoint Stylus helps reduce the learning curve of finding the acupuncture points and can deliver repeatable results.

         The AcuPro:
         The AcuPro is a fast, portable, easy-to-use and less expensive way to use Meridian Stress Assessment Technology. As with the MSA-21, the AcuPro assists the practitioner in selecting remedies for imbalanced meridians. It is a modern, compact design with a flip-up display with both LED and digital readouts, powered by a rechargeable NiMH battery. The AcuPro is attractive to practitioners who do not need the "Virtual Library" of the MSA-21 but still want to evaluate potential remedies. The AcuPro permits the practitioner to place the remedy on a test plate and then test the patient with the same hand mass and probe that the MSA-21 uses.


         The QRS Device:
         Twenty years of German research has produced a new and simple approach to maintaining good health. The Quantron Resonance System, ("QRS") is a pulsed magnetic therapy unit that the Company believes will be valuable to medical professionals and home users alike. The QRS uses patented technology incorporating a double-edged saw tooth wave that the Company believes induces a unique effect on cell metabolism and the ionic change within the cells. The QRS is designed to recharge cells to their optimal charge, improving health, and normalizing physiology. The QRS is designed to stimulate cell metabolism, strengthen the immune system, help relax the nervous system, and helps in the treatment of such diseases as arthritis, chronic fatigue and insomnia, among others. It can be used by multiple age groups to maintain good health and to improve the condition of those with injuries and illnesses with no known side effects.

         MARKETS: The Company believes the emerging market for meridian stress assessment and magnetic therapy equipment is worldwide, crossing the boundaries of health care disciplines. The devices sold by the Company are useful in the practice of medicine, osteopathy, homeopathy, naturopathy, acupuncture, and other complementary disciplines.

         COMPETITION: There are at least nine other devices sold throughout the world that are similar in some respect to the MSA/IMAG and BEST systems. These products are grouped into two general categories: 1) Simple electronic measurement devices, which typically incorporate older and less dynamic technology and 2) computerized devices, which are similar in approach to the MSA/IMAG and BEST systems.

         MANUFACTURING: BioMeridian currently contracts with a third party for the assembly of the MSA/IMAG, BEST, Acupoint, and AcuPro devices in a facility located in Orem, Utah. Other subassemblies of the product are also currently subcontracted with other various vendors. The QRS devices are purchased from a domestic distributor.

         INTELLECTUAL PROPERTY: The Company owns several trademarks affiliated with branding and marketing its products. The Company also owns its engineering/development work and original software and hardware designs. BioMeridian is presently pursuing various copyrights and other protection for the MSA/IMAG and BEST software and other device design property.

         GOVERNMENT REGULATION: In the United States, the MSA/IMAG system has current FDA listing as a Class II device. While this listing is not an endorsement by the FDA that the device is effective for any particular use, it is an acknowledgement that the device is considered to be safe when used within the operating guidelines. With a Class II classification, BioMeridian can not claim effectiveness or success in the diagnosis or treatment of any particular malady. The Company can simply state that the MSA-21 is listed with the FDA. Individual licensed practitioners who use this device do so in concert with their own training and clinical experience. Use of the BEST system internationally is subject to various regulatory requirements on a country-by-country basis. The product has received various forms of regulatory compliance for use in Canada, Australia, South Africa, and Germany. Due to the low magnetic emissions, the QRS device is sold without regulatory oversight.

         EMPLOYEES: As of December 31, 2000, BioMeridian employed thirty (33) persons: eight (8) employees in administration and finance, fifteen (15) in sales and marketing, three (3) in training and education, three (3) in customer support and four (4) in operations and engineering. BioMeridian has established independent representatives in outlying geographical locations domestically. The Company has current contracts with 7 domestic independent representatives in various geographical locations across the United States. The Company has also established relationships with 13 independent international distributors.

Company Information

         The Company will distribute copies of this Annual Report on Form 10-KSB to its shareholders; but will not be sending separate annual reports to its shareholders. The Company does file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements regarding the Company. The Internet address of such site is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

         BioMeridian currently leases one facility in Draper, Utah. This facility is the headquarters for BioMeridian Corporation and BioMeridian

International. It consists of 5,563 square-feet of office space and 2,741 square-feet of high-bay shop space. The initial lease term ran for 15 months beginning the 21st day of March 1999 and ending on the 30th day of June 2000. BioMeridian and its landlord have agreed to extend the lease on substantially the same terms and conditions through May 31, 2001. The Company and the property owner have also agreed that in the interim they will work towards executing a longer-term lease agreement.

Investment policy with Respect to Real Estate Related Investments

         The Company currently does not make investments in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1998, a claim was filed against the Company by a former distributor of the Company's products, which alleged that the distributor's contract was unlawfully terminated by the Company. The distributor claimed damages for lost profits. According to the contract between the Company and this distributor, any disputes are to be adjudicated through the process of arbitration. Accordingly, following the discovery process, an arbitration hearing was held in Salt Lake City, Utah from February 27, 2001 through March 1, 2001. The Company is presently awaiting the opinion of the arbitrator.

         In November 2000, the Company was informed by letter of a competitors' counsel that the Company should 'cease and desist' in the production and sale of certain of its devices. Believing that the Company has a valid and enforceable license to market the devices in questions, the Company filed suit against the competitor on December 5, 2000. The competitor has responded and filed counterclaims and the process is moving forward without a clear indication of outcome at this time. The Company believes it possesses a valid right to produce and market the devices, and intends to aggressively pursue its rights in the litigation.

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


---------------------------------------   ------------------   -----------------
   Fiscal Year Ended December 31, 2000         High Bid           Low Bid
---------------------------------------   ------------------   -----------------
First Quarter                                  $ 1.00              $.16
---------------------------------------   ------------------   -----------------
Second Quarter                                    .66               .31
---------------------------------------   ------------------   -----------------
Third Quarter                                     .50               .19
---------------------------------------   ------------------   -----------------
Fourth Quarter                                    .31               .08
----------------------------------------- ------------------   -----------------

---------------------------------------   ------------------   -----------------
   Fiscal Year Ended December 31, 1999         High Bid           Low Bid
---------------------------------------   ------------------   -----------------
First Quarter                                  $ 1.00              $.31
----------------------------------------- ------------------   -----------------
Second Quarter                                    .94               .44
----------------------------------------- ------------------   -----------------
Third Quarter                                    1.03               .38
----------------------------------------- ------------------   -----------------
Fourth Quarter                                    .50               .19
----------------------------------------- ------------------   -----------------


         SHAREHOLDERS: The approximate number of shareholders of record of the Company's common stock as of March 31, 2001 was two hundred (200). This number does not include shareholders whose shares are held in securities position listings.

         DIVIDENDS: The Company has not paid any cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings for financing the growth and expansion of the Company.

         UNREGISTERED SALE OF SECURITIES:

         The Company issued 100,000 and 2,000 shares of common stock for 50 cents per share for services to individuals during the year ended December 31, 2000.

         The Company issued 166,667 shares of common stock for 83 cents per share in partial settlement of a note payable during the year ended December 31, 2000.

         In July 2000, the Company  converted  various notes payable due William
A. Fresh or entities controlled by him to common stock. The total amount of the notes payable prior to conversion was $500,000 and the number of shares of common stock exchanged by the Company was 1,250,000 at 40 cents per share.

         In October 2000, the Company converted various notes payable due William A. Fresh or entities controlled by him to common stock. The total amount of the notes payable prior to conversion was $500,000 and the number of shares of common stock exchanged by the Company was 1,666,666 at 30 cents per share.

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

         In September 1999, the Company completed the acquisition of Biological Technologies International, Inc. ("BTI") through the issuance of 3,024,024 shares in exchange for all the issued and outstanding common stock of BTI. This transaction was accounted for using the "Pooling of Interests" method of accounting.

         The Company converted two separate accounts payable balances due vendors to common stock at 35 cents and 50 cents per common share during the year ended December 31, 1999. The amounts of the accounts payable balances prior to conversion were $25,000 and $7,567 and the number of shares of common stock exchanged by the Company was 71,429 and 15,135 respectively.

         In June 1998, the Company completed the acquisition of Digital Health, LLC through the issuance of 1,375,000 shares in exchange for all the outstanding common stock of Digital Health, LLC. The shares were issued at 87.5 cents per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In November 2000, the Company entered into an Amendment to Notes Payable pursuant to which BTI agreed to sell certain assets of BTI that were acquired by BTI pursuant to an Agreement and Plan of Merger dated August 11, 1999. The assets included the BTA S-2000, the BTA-2000SG, an interest in the development-stage BTA S-3000, inventory, and intellectual property owned by BTI related to Biological Terrain Assessment. Biological Terrain Assessment is a process for assessing a patient's health by examining the acid balance, oxidative stress level, and mineral concentrations in a patient's blood, urine, and saliva. BTI's initial acquisition of the Assets was reported in a Current Report on Form 8-K filed with the SEC on October 1, 1999.

         In September 1999, the Company completed the acquisition of Biological Technologies International, Inc. ("BTI") which the Company acquired effective September 17, 1999 through its wholly-owned subsidiary BTI Acquisition Corp. The acquisition of BTI included the issuance of 3,024,024 shares of BioMeridian common stock for all of the outstanding shares of BTI common stock. The acquisition was accounted for as a "pooling of interests" transaction.

         In December 1999, the Company completed the sale of SkyHook to Envirofoam Technologies, Inc. ("EFT"). The sale was completed at an agreed price of $3,000,000. Of this sale amount, a note payable was issued to the Company by

EFT in the amount of $2,500,000 and a management fee for services rendered in the amount of $500,000 was to be paid to BioMeridian. On the closing date of the sale transaction, $500,000 was paid to the Company against the note payable and the remaining $2,000,000 note payable was to be paid in four consecutive payments of $500,000 over the following four months, with the first payment due on or before January 31, 2000. On March 9, 2000, the terms of the note were amended. The January 31, 2000 payment was received in the amount of $500,000 and the remaining balance of $1,500,000 was to be received in 3 monthly payments in the amounts of $100,000, $500,000, and $900,000, respectively, beginning March 31, 2000. The management fee of $500,000 was not paid. On May 5, 2000, the terms of the note were again amended. The March 31, 2000 payment was received in the amount of $100,000 and a payment in the amount of $300,000 was received on April 30, 2000 leaving a remaining note payable balance due of $1,100,000, plus the $500,000 management fee for a total due of $1,600,000. Effective June 30, 2000, this remaining balance due was converted to 290,909 shares of EFT Series B Convertible Preferred Stock. As interest payments, EFT was obligated to issue to the Company a specified number of additional shares of Series B Convertible Preferred Stock at the end of each of the eleven months beginning on July 31, 2000. On December 18, 2000, the Company and EFT further modified their agreement. Under the terms of the modified agreement, EFT relinquished its option to repurchase its stock held by the Company in exchange for the Company's agreement to release EFT from any further obligation to pay ongoing interest shares of Series B Convertible Preferred stock. There was no disposition of any shares of EFT stock by the Company as of December 31, 2000.

Results of Operations

         BioMeridian International manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian International also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is registered with the U.S. Food and Drug Administration as a stress-monitoring device. BioMeridian International also sells the QRS device, the Acupoint, and the AcuPro throughout the world.

         For the year ended December 31, 2000, BioMeridian achieved sales revenues of $5,950,690 that resulted in a net loss of $2,322,350, compared with sales revenues of $7,601,404 that resulted in a net loss of $450,223 for the year ended December 31, 1999. In the year 2000, sales declined principally as a result of the Company's reduction in the amount of trade credit it provides to prospective and existing customers, minimizing sales efforts and expense in certain unprofitable foreign markets, and undertaking an internal transformation of its sales force.

         While the Company maintained a 86% contribution margin, write-downs of accounts receivable ($332,100), and write-offs of intangible assets ($690,235), accumulated to $1,022,335 in charges booked during the year-ended December 31, 2000.

         The Company expects that in 2001, sales of its products will increase slightly and the Company will return to net pre-tax profitability.

Liquidity and Capital Resources

         The Company's sources of liquidity have historically been cash from operations, working capital lines of credit, and debt and equity financing.

         During 2000 and 1999 the Company entered into several agreements to borrow necessary funds.

         During the year ended December 31, 2000, the Company borrowed a net amount of $1,607,899 from William A. Fresh, the Company's Chief Executive Officer, or from entities controlled by Mr. Fresh, under one $250,000 unsecured note payable agreement, one $192,899 unsecured note payable agreement, four separate $150,000 unsecured note payable agreements, three separate $100,000 unsecured note payable agreements, one $75,000 unsecured note payable agreement, three separate $50,000 unsecured note payable agreements, and one $40,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

         Effective July 31, 2000, $500,000 of related party notes payable were converted into common stock of the Company at a price per share of $.40.

         Effective October 31, 2000, $500,000 of related party notes payable were converted into common stock of the Company at a price per share of $.30.

         Effective October 31, 2000, the Company refinanced $537,899 of related party notes payable, from a demand note, to a note payable with a 2-year maturity, of which $192,899 was received during the year ended December 31, 2000.

         Effective December 31, 2000, the Company refinanced $160,000 of accrued consulting payable to a related party, from an accrued liability to a note payable with a 2-year maturity.

         On May 19, 1998 the Company entered into a $3,000,000 revolving line of credit agreement with Bank One. During the year ended December 31, 1999, the Company made no additional borrowings under this revolving line of credit. This revolving line of credit matured on May 31, 2000 and was secured by the Company's inventory and receivables and by the personal guarantees of the Company's Chief Executive Officer, a Director, and a major shareholder. As of December 31, 1999, the Company had an outstanding balance of $2,496,158 under this revolving line of credit. During the year 2000, the Company paid down this line of credit and negotiated a replacement line of credit with Zions Bank. On December 1, 2000, the Company entered into a 48-month amortizing term loan for $1,300,000. The proceeds of this loan were used to pay-off the residual line of credit, plus interest, at Bank One. On December 1, 2000, the Company also entered into a $200,000 line of credit, renewable annually, with Zions Bank. As of December 31, 2000, the Company had an outstanding balance of $181,826 under the line of credit.

         During the year ended December 31, 2000, the Company entered into one capital lease in the amount of $24,121 to acquire and install a copier. The terms of this lease include monthly payments in the amount of $480 for five (5) years.

         The Company had working capital on December 31, 2000 of $184,868, compared to a working capital deficit of $2,078,921 as of December 31, 1999. Significant factors affecting this change during 2000 were the receipt of $900,000 cash on a current note receivable, the pay down of $1,200,000 on the current line of credit, the refinancing of $1,300,000 as long-term debt (due to replacing the current line of credit obligation with a 48-month amortizing term loan), the reclassification of $527,899 in related party notes payable from short-term to long-term and the conversion of $1,000,000 from current note payable to common stock equity, of which $300,000 was included in current liabilities as of December 31, 1999.

         Management anticipates profitable growth and believes that BioMeridian International is capable of achieving profitable operations in the future. There can be no assurance, however, that the Company will be able to maintain profitable operations or obtain desired debt or equity capital on terms favorable to the Company. If the Company is unable to raise additional capital, the ability of the Company to successfully market and distribute its products and services could be materially adversely affected.

Factors Affecting Future Results

         The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's existing and proposed service offerings, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management `believes," "expects," "anticipates," "plans" or other similar expressions. Such forward-looking statements are included under Item 1. "Description of Business," Item 2. "Description of Property," Item 3. "Legal Proceedings" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

         The Company's future results will be impacted by, among other factors, the Company's ability to implement its business strategy, which, in turn, is dependent upon a number of factors, particularly the availability of working capital to support such strategy, management's ability and resources to implement the business strategy and the successful hiring, training and retention of qualified personnel. Future results will also be affected by other factors associated with the operation of the Company's business, including the Company's response to existing and emerging competition, demand for the Company's products, the Company's efforts to develop and maintain customer and employee relationships and economic fluctuations.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. You also should consult other factors identified from time to time in the Company's periodic reports to the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company can be found on pages F-1 through F-22 of this Form 10-KSB.

BIOMERIDIAN CORPORATION
Consolidated Financial Statements
December 31, 2000 and 1999

                                                         BIOMERIDIAN CORPORATION
                                      Index to Consolidated Financial Statements

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


Consolidated statement of operations                                    F-4


Consolidated statement of stockholders' equity (deficit)                F-5


Consolidated statement of cash flows                                    F-6


Notes to consolidated financial statements                              F-7

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of BioMeridian Corporation


We have audited the consolidated balance sheet of BioMeridian Corporation and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMeridian
Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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



                                        TANNER + CO.


Salt Lake City, Utah
February 16, 2001

                                                         BIOMERIDIAN CORPORATION

                                                      Consolidated Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                  $           87,735
     Receivables, net                                               1,067,748
     Marketable securities                                          1,200,000
     Inventories                                                      147,010
     Other current assets                                              32,138
                                                           ------------------

            Total current assets                                    2,534,631

Property and equipment, net                                           208,256
Goodwill, net                                                         125,649
Licenses and technology, net                                          100,000
                                                           ------------------

            Total assets                                   $        2,968,536
                                                           ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                      $          500,128
     Accrued expenses                                                 478,912
     Notes payable                                                    272,826
     Related party notes payable                                      810,149
     Current portion of long-term debt                                287,748
                                                           ------------------

            Total current liabilities                               2,349,763

Related party long-term debt                                          697,899
Long-term debt                                                      1,046,888
                                                           ------------------

            Total liabilities                                       4,094,550
                                                           ------------------

Commitments                                                                -

Stockholders' deficit:
     Common stock, par value $.0002 per share,
       50,000,000 shares authorized, 30,660,330
       shares issued and outstanding                                    6,132
     Additional paid-in capital                                    15,385,709
     Accumulated deficit                                          (16,517,855)
                                                           ------------------

            Total stockholders' deficit                            (1,126,014)
                                                           ------------------

            Total liabilities and stockholders' deficit    $        2,968,536
                                                           ------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                             F-3




                                                                                   BIOMERIDIAN CORPORATION

                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------

Net sales                                                              $       5,950,690   $     7,601,404
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                               824,317         1,292,015
     General selling and administrative                                        6,024,541         6,786,805
     Write-down of licenses and technology                                       690,235                 -
     Compensation expense - stock options                                              -           130,868
                                                                       -----------------------------------

                                                                               7,539,093         8,209,688
                                                                       -----------------------------------

                  Loss from operations                                        (1,588,403)         (608,284)
                                                                       -----------------------------------

Other income (expense):
     Interest expense                                                           (434,162)         (941,667)
     Interest income                                                             148,000                 -
     Impairment loss on marketable securities                                   (400,000)                -
     Loss on sale of assets                                                     (115,980)                -
     Gain on settlements                                                          53,926           451,111
     Other, net                                                                   14,269            11,087
                                                                       -----------------------------------

                                                                                (733,947)         (479,469)
                                                                       -----------------------------------

                  Loss before benefit for income taxes
                    and discontinued operations                               (2,322,350)       (1,087,753)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss from continuing operations                         (2,322,350)       (1,087,753)
                                                                       -----------------------------------

Results from discontinued operations, net of tax:
     Loss from operations of discontinued segment                                      -        (1,545,079)
     Gain on disposal of segment                                                       -         3,083,055
                                                                       -----------------------------------

                  Income (loss) from discontinued operations                           -         1,537,976
                                                                       -----------------------------------

                  Net income (loss)                                    $      (2,322,350)  $       450,223
                                                                       -----------------------------------

Net income (loss) per common share - basic and diluted:
     Continuing operations                                             $            (.08)  $          (.04)
     Discontinued operations                                                           -               .06
                                                                       -----------------------------------

                  Net income (loss) per common share -
                    basic and diluted                                  $            (.08)  $           .02
                                                                       -----------------------------------

Weighted average common shares - basic and diluted                            27,808,000        25,693,000
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4




                                                                                     BIOMERIDIAN CORPORATION

                                                             Consolidated Statement of Stockholders' Deficit

                                                                      Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------




                                   Common Stock         Additional   Unearned
                             ------------------------   Paid-In       Compen-     Accumulated
                                Shares      Amount      Capital       sation       Deficit         Total
                             -------------------------------------------------------------------------------

Balance at January 1, 1999     20,748,290  $    4,150  $ 11,461,506  $  (130,868) $(14,645,728) $(3,310,940)

Issuance of common stock for:
  Debt and interest             5,828,487       1,166     2,034,867            -             -    2,036,033
  Licenses and technology         250,000          50       140,575            -             -      140,625
  Cash                            461,656          92       161,746            -             -      161,838
  Services                        186,564          37        67,531            -             -       67,568

Issuance of warrants for
interest expense                        -           -       331,000            -             -      331,000

Amortization of unearned
compensation                            -           -             -      130,868             -      130,868

Net income                              -           -             -            -       450,223      450,223
                             -------------------------------------------------------------------------------

Balance at December 31, 1999   27,474,997       5,495    14,197,225            -   (14,195,505)       7,215

Issuance of common stock for:
  Debt                          3,083,333         617     1,137,504            -             -    1,138,121
  Services                        102,000          20        50,980            -             -       51,000

Net loss                                -           -             -            -    (2,322,350)  (2,322,350)
                             -------------------------------------------------------------------------------

Balance at December 31, 2000   30,660,330  $    6,132  $ 15,385,709  $         -  $(16,517,855) $(1,126,014)
                             -------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                                                         F-5



                                                                                   BIOMERIDIAN CORPORATION

                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                             2000              1999
                                                                       -----------------------------------

Cash flows from operating activities:
     Net income (loss)                                                 $      (2,322,350) $        450,223
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
         Depreciation and amortization                                           630,494           677,451
         Write-down of licenses and technology                                   690,235                 -
         Stock issued for services                                                51,000            67,568
         Loss on impairment of marketable securities                             400,000                 -
         (Gain) loss on disposal of property and equipment                       115,980            (1,013)
         Gain on settlement                                                      (53,926)         (451,111)
         Provision and reserves for losses on assets                             319,600           111,100
         Gain on sale of discontinued operations                                       -        (3,083,055)
         Net assets of discontinued operations                                         -           851,080
         Issuance of warrants for interest                                             -           331,000
         Stock compensation                                                            -           130,868
         (Increase) decrease in:
              Receivables                                                       (532,664)         (760,200)
              Long-term receivables                                               28,491                 -
              Inventories                                                        (31,327)          150,142
              Other current assets                                                13,536           (38,056)
         Increase (decrease) in:
              Accounts payable                                                  (285,010)          (64,330)
              Accrued expenses                                                   256,830           432,437
                                                                       -----------------------------------

                      Net cash used in
                      operating activities                                      (719,111)       (1,195,896)
                                                                       -----------------------------------

Cash flows from investing activities:
     Payments on notes receivable                                              1,123,790                 -
     Purchases of property and equipment                                         (63,450)          (48,678)
     Proceeds from sale of discontinued operations                                     -           500,000
     Proceeds from sale of property and equipment                                      -             4,007
                                                                       -----------------------------------

                      Net cash provided by
                      investing activities                                     1,060,340           455,329
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from related party notes payable                                 1,415,000         1,390,000
     Proceeds from related party long-term debt                                  192,899                 -
     Decrease in notes payable                                                (1,014,332)         (500,000)
     Payments on long-term debt                                                 (572,361)         (274,331)
     Payments on related party notes payable                                    (554,899)         (345,000)
     Proceeds from long-term debt                                                      -           432,641
     Proceeds from issuance of common stock                                            -           161,838
                                                                       -----------------------------------

                      Net cash(used in)  provided by
                      financing activities                                      (533,693)          865,148
                                                                       -----------------------------------

                      Net (decrease) increase in cash                           (192,464)          124,581

Cash, beginning of year                                                          280,199           155,618
                                                                       -----------------------------------

Cash, end of year                                                      $          87,735  $        280,199
                                                                       -----------------------------------
----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------


1.   Organization        Organization
     and                 The  consolidated   financial   statements  consist  of
     Business            BioMeridian  Corporation (formerly Magellan Technology,
     Activity            Inc.) (the Company) and its wholly owned  subsidiaries,
                         BioMeridian  International,  Inc.  (BioMeridian  Intl.)
                         (formerly  BioSource,   Inc.),   Bio-Origins  (formerly
                         Magellan Service  Company) and Biological  Technologies
                         International, Inc. (BTI).

                         The Company acquired all of the outstanding stock of BTI on September 16, 1999 in exchange for 3,024,024 shares of the Company's common stock. The consolidated financial statements at December 31, 1999 assume the acquisition of BTI by the Company, as of January 1, 1998 because the shares issued in the acquisition of
                         BTI represent control of the total shares of BTI's common stock issued and outstanding immediately following the acquisition. The business combination has been accounted for as a pooling of interests of the Company giving effect to the acquisition of 100% of the outstanding common shares of BTI, therefore, the assets and liabilities have been reflected at their historical cost.

                         On December 31, 1999 the Company sold all of the common stock of SkyHook Technology, Inc. (SkyHook) to Enviro Foam Technologies, Inc. (Enviro Foam) an unrelated entity, in exchange for $500,000 cash and a $2,500,000 note receivable. During 2000, the unpaid balance of $1,600,000 was converted into marketable securities (see note 5). The operations of SkyHook for the year ended December 31, 1999 are presented as discontinued operations.

                         Business Activity
                         The Company's continuing operations consist of manufacturing and distribution of a medical devices used by health care practitioners. (conducted by BioMeridian Intl.).


2.   Summary of          Principles of Consolidation
     Significant         The  consolidated   financial  statements  include  the
     Accounting          financial   statements   of   the   Company   and   its
     Policies            subsidiaries. All significant intercompany balances and
                         transactions have been eliminated.



--------------------------------------------------------------------------------
                                                                             F-7

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of          Estimates in the Preparation of Financial Statements
     Significant         The  preparation of financial  statements in conformity
     Accounting          with generally accepted accounting  principles requires
     Policies            management  to  make  estimates  and  assumptions  that
     Continued           affect the reported  amounts of assets and  liabilities
                         and disclosure of contingent  assets and liabilities at
                         the date of the financial  statements  and the reported
                         amounts of revenues and expenses  during the  reporting
                         period.   Actual   results   could  differ  from  those
                         estimates.

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

                         Marketable Securities
                         The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included as a separate component of stockholders' deficit. Securities classified as held to maturity are carried at amortized cost.

                         For both  categories  of  securities,  declines in fair
                         value  below   amortized   cost  that  are  other  than
                         temporary are included in earnings.


--------------------------------------------------------------------------------
                                                                             F-8

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of          Inventories
     Significant         Inventories  are  recorded  at the  lower  of  cost  or
     Accounting          market, cost being determined on a first-in,  first-out
     Policies            (FIFO) method.
     Continued
                         Property and Equipment
                         Property  and   equipment   are  stated  at  cost  less
                         accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                         Goodwill
                         Goodwill reflects the excess of the costs of purchasing BioMeridian International, Inc. (formerly BioSource, Inc.) over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over five years.

                         Licenses and Technology
                         Licenses and technology reflect the costs of certain intangible assets, which are being amortized on the straight-line basis over two years.

                         Revenue Recognition
                         Revenue is recognized upon performance of services. Revenue from medical devices and equipment sales is recognized when the medical devices and equipment are shipped and installed.

                         Income Taxes
                         Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are not recognized unless it is more likely than not that the asset will be realized in future years.


--------------------------------------------------------------------------------
                                                                             F-9

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of          Earnings Per Common and Common Equivalent Share
     Significant         The  computation  of basic earnings per common share is
     Accounting          computed  using the weighted  average  number of common
     Policies            shares outstanding during the year.
     Continued
                         The computation of diluted earnings per common share is
                         based  on  the  weighted   average   number  of  shares
                         outstanding   during   the  year  plus   common   stock
                         equivalents  which  would  arise from the  exercise  of
                         stock  options  and  warrants   outstanding  using  the
                         treasury  stock method and the average market price per
                         share during the year. Options and warrants to purchase
                         5,622,287  and  5,582,674  shares  of  common  stock at
                         prices  ranging  from  $.20 to  $3.00  per  share  were
                         outstanding    at   December   31,   2000   and   1999,
                         respectively. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

                         Impairment of Long-Lived Assets
                         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                         Reclassifications
                         Certain accounts in the 1999 financial statements have been reclassified to conform with the current year presentation.


3.   Going               The accompanying consolidated financial statements have
     Concern             been  prepared  assuming that the Company will continue
                         as a going concern. As of December 31, 2000, the Company had an accumulated deficit and negative cash flows from operations. In addition, the Company had net losses for the years ended December 31, 2000 and 1999.
                         These conditions raise substantial doubt about the ability of the Company to continue as a going concern.
                         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





--------------------------------------------------------------------------------
                                                                            F-10

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Going               The Company's ability to continue as a going concern is
     Concern             subject to the Company's  ability to attain  profitable
     Continued           operations or to obtain necessary  funding from outside
                         sources. Management anticipates that operations of BioMeridian Intl. will provide positive cash flow during 2001. However, there can be no assurance they will be successful.


4.   Detail of           Accounts receivable:
     Certain                Trade receivables                       $ 1,717,748
     Balance                Less allowance for doubtful accounts       (650,000)
     Sheet                                                          ------------
     Accounts
                                                                    $ 1,067,748
                                                                    ------------


                         Inventories:
                            Finished goods                          $   145,090
                            Raw materials                                 1,920
                                                                    ------------

                                                                    $   147,010
                                                                    -----------



                         Licenses and technology:
                            Licences                                $ 1,453,125
                            Accumulated amortization                 (1,353,125)
                                                                    ------------

                                                                    $   100,000
                                                                    ------------

                         Goodwill:
                            Goodwill                                $   358,997
                            Accumulated amortization                   (233,348)
                                                                    ------------

                                                                    $   125,649
                                                                    ------------

                         Accrued expenses:
                            Interest                                $   178,440
                            Commissions                                 123,699
                            Salaries                                     94,181
                            Royalties                                    46,592
                            Other                                        36,000
                                                                    ------------

                                                                    $   478,912
                                                                    ------------


--------------------------------------------------------------------------------
                                                                            F-11

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Detail of           Amortization  expense for the years ended  December 31,
     Certain             2000 and 1999 was $565,856 and $620,774, respectively.
     Balance
     Sheet               During the year ended  December 31,  2000,  the Company
     Accounts            determined that due to changes in technology, the value
     Continued           of certain licenses and technology was impaired because
                         the full carrying value could not be recovered through undiscounted future cash flows from products generated from the licenses and technology. A write-down of $690,235 has been recognized in the statement of operations for the year ended December 31, 2000. The remaining balance of $100,000 will be amortized over 2 years.



5.   Marketable          During the year ended  December 31,  2000,  the Company
     Securities          entered into an agreement  with a privately held entity
                         to exchange a note receivable due the Company of $1,600,000 for 290,909 shares of the entity's Series B
                         Convertible Preferred Stock.

                         The  Company's  marketable   securities  classified  as
                         available-for-sale consist of the following:


                         Preferred stock                     $       1,600,000
                         Impairment loss                              (400,000)
                         Unrealized holding gain (loss)                     -
                                                             -----------------

                         Preferred stock, at market value    $       1,200,000
                                                             -----------------

                         The Company's investment in preferred stock is unregistered and illiquid. Management of the Company does not believe that the stock price will increase in the foreseeable future and has determined that its investment in preferred stock is permanently impaired and, accordingly, during the year ended December 31, 2000, recorded a realized loss of $400,000 based on estimated costs and discounts to sell the securities.

--------------------------------------------------------------------------------
                                                                            F-12

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Property            Property and equipment consists of the following:
     and
     Equipment           Equipment                        $         247,319
                         Furniture and fixtures                      76,451
                         Software                                    48,315
                                                          -----------------
                                                                    372,085

                         Accumulated depreciation
                            and amortization                       (163,829)
                                                          -----------------

                                                          $         208,256
                                                          -----------------


7.   Notes               Revolving line-of-credit agreement with
                         a bank.  The Payable  agreement allows
                         the  Company to borrow up to $200,000
                         at an interest rate equal to the bank's
                         prime rate plus .5% (10% at December 31,
                         2000). The balance, including all unpaid
                         interest, is due December 1, 2001. The
                         line-of-credit is secured by the assets
                         of the Company                            $    181,826

                         Notes payable to individuals, due on
                         demand, with interest at 12% and
                         unsecured                                       91,000
                                                                   ------------

                                                                   $    272,826
                                                                   ------------


8.   Related             At December 31, 2000,  the Company had unsecured  notes
     Party Notes         payable  due  on  demand  to an  officer  and  entities
     Payable             controlled by an officer,  totaling $810,149. Each note
                         has a stated  interest  rate of 12%. As of December 31,
                         2000  accrued  interest  payable on these notes and the
                         long-term  related  party  debt  (see  note 9)  totaled
                         approximately $154,000.  During 2000 and 1999, interest
                         expense  of   approximately,   $186,000  and  $379,000,
                         respectively, was recognized on obligations due to shareholders of the Company.


--------------------------------------------------------------------------------
                                                                            F-13

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




9.   Related             Related  party  long-term  debt  is  comprised  of  the
     Party Long-         following at December 31, 2000:
     term Debt

                         Note payable to a trust controlled by
                         an officer, with interest at 12%, due
                         October 31, 2002, and unsecured           $    537,899

                         Note payable to a company controlled
                         by an officer, with interest at 12%,
                         due December 31, 2002, and unsecured           160,000

                         Less current portion                                 -
                                                                   -------------

                            Total related party long-term debt     $    697,899
                                                                   -------------

                         Future maturities of related party long-term debt are as follows:


                         Year Ending December 31:
                         ------------------------

                            2001                                   $         -
                            2002                                        697,899
                                                                   -------------

                                                                   $    697,899
                                                                   -------------




--------------------------------------------------------------------------------
                                                                            F-14

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Long-term           Long-term debt is comprised of the following:
     Debt
                         Note payable to a bank, due in monthly
                         installments of $33,000, including
                         interest at prime plus .5%(10% at
                         December 31, 2000), due December 2004.
                         The note is guaranteed by an officer,
                         entities owned by an officer and
                         shareholders. At December 31, 2000 the
                         Company was not in compliance certain
                         covenants related to this note.
                         However, the bank has agreed to waive
                         the noncompliance.                        $  1,300,000

                         Capital lease obligation (see note 11)          34,636
                                                                   ------------

                           Total long-term debt                       1,334,636

                         Less current portion                          (287,748)
                                                                   ------------

                                                                   $  1,046,888
                                                                   ------------


                         Future maturities of long-term debt are as follows:


                         Year Ended December 31:                      Amount
                         -----------------------              ------------------

                               2001                           $          287,748
                               2002                                      318,399
                               2003                                      345,622
                               2004                                      379,122
                               2005                                        3,745
                                                              ------------------

                                                              $        1,334,636
                                                              ------------------


11.  Capital             The Company leases equipment under noncancellable lease
     Lease               agreements.  The leases  provide the Company the option
     Obligations         to  purchase  the  equipment  at the end of the initial
                         lease terms. The equipment under capital lease is included in property and equipment at a cost of approximately $43,000 and accumulated amortization of approximately $10,000.

--------------------------------------------------------------------------------
                                                                            F-15

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Capital             Amortization  expense for the  equipment  under capital
     Lease               lease for the years  ended  December  31, 2000 and 1999
     Obligations         was approximately $6,000 annually.
     Continued
                         The capital  lease  obligations  have imputed  interest
                         rates of  approximately  8% to 19% and are  payable  in
                         monthly   installments  through  January  2003.  Future
                         minimum payments on the capital lease obligations are as follows:

                         Years Ending December 31:                 Amount
                         -------------------------             ------------

                              2001                             $     11,819
                              2002                                   11,819
                              2003                                    6,319
                              2004                                    5,769
                              2005                                    4,327
                                                               ------------

                                                                     40,053
                         Less amount representing interest           (5,417)
                                                               ------------

                         Present value of capital lease
                            obligations                        $     34,636
                                                               ------------



--------------------------------------------------------------------------------

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Income              The benefit for income taxes is different  than amounts
     Taxes               which  would be  provided  by  applying  the  statutory
                         federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                2000             1999
                                          ---------------------------------

Federal income tax benefit
  at statutory rate                       $         790,000  $      370,000
State income tax benefit
  at statutory rate                                  65,000          35,000
Gains and amortization of                                                 -
  purchase accounting adjustments                (1,072,000)
Meals and entertainment                             (24,000)        (14,000)
Other                                               (16,000)        (35,000)
Change in valuation allowance                       257,000        (356,000)
                                          ---------------------------------

                                          $               -  $           -
                                          ---------------------------------

                         The results from discontinued operations are presented in the consolidated statement of operations net of tax of $0, due to the Company's net operating loss carryforwards.


                         Deferred tax assets (liabilities) are comprised of the following:


                         Net operating loss carryforwards         $     855,000
                         Amortization and depreciation                  475,000
                         Allowance for doubtful accounts                221,000
                         Impairment of marketable securities            136,000
                         Vacation accrual                                 5,000
                         Valuation allowance                         (1,692,000)
                                                                  --------------

                                                                  $          -
                                                                  --------------



--------------------------------------------------------------------------------
                                                                            F-17

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Income              At December  31,  2000,  the Company has net  operating
     Taxes               loss  carryforwards  available to offset future taxable
     Continued           income of approximately $2,516,000, which will begin to
                         expire in 2008.  The  utilization  of the net operating
                         loss  carryforwards  is dependent  upon the tax laws in
                         effect at the time the net operating loss carryforwards
                         can  be   utilized.   The  Tax   Reform   Act  of  1986
                         significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

13.  Discontinued        Condensed  discontinued  operations  of SkyHook  are as
     Operations          follows for the years ended December 31:

                                                 2000            1999
                                           --------------------------------

Revenues                                   $          -      $       290,468
Costs and expenses                                    -            1,835,547
                                           --------------------------------

Net loss before income taxes                          -          (1,545,079)
Income taxes                                          -                   -
                                           --------------------------------

Net loss                                   $           -     $   (1,545,079)
                                           --------------------------------


14.  Supplemental        During the year ended December 31, 2000 the Company:
     Cash Flow
     Information         o Exchanged a $1,600,000  note receivable for preferred
                         stock in another entity.

                         o Exchanged accounts receivable of $223,790 for a note receivable.

                         o Issued related party notes payable in exchange for a reduction of accrued expenses totaling $258,048.


                         o Issued 3,083,333 common shares for related party notes payable of $1,050,000 and accrued interest of $27,871 and long-term debt of $60,250.

                         o Entered into a capital lease agreement for $24,121 in exchange for equipment.


--------------------------------------------------------------------------------
                                                                            F-18

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Supplemental        o Applied  accounts  receivable  of $4,510 to long-term
     Cash Flow           debt.
     Information
     Continued           o Refinanced  certain notes payable into long-term debt
                         of $1,300,000.

                         o  Disposed   of  certain   assets  in   exchange   for
                         extinguishment of debt and accrued interest as follows:


                         Inventory                                $     (32,548)
                         Equipment, net                                 (20,515)
                         Goodwill, net                                 (300,918)
                         Technology license, net                       (224,999)
                         Related party notes payable                    338,000
                         Related party accrued interest payable         125,000
                                                                  --------------

                           Loss on disposal                       $    (115,980)
                                                                  --------------

                         o Reduced accounts payable of $31,475 and accrued expenses of $22,451, as part of debt settlements.

                         o Refinanced $345,000 of related party notes payable into related party long-term debt.


                         During the year ended December 31, 1999 the Company:

                         o Issued common stock in exchange for a reduction of notes payable and accrued interest of $2,036,033.

                         o Acquired licenses and technology in exchange for the issuance of common stock of $140,625.

                         o Satisfied accrued expenses in exchange for inventory of $70,540.


                         Actual amounts paid for:


                                             Years Ended December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

                         Interest       $          300,940  $       451,000
                                        -----------------------------------

                         Income taxes   $                -  $             -
                                        -----------------------------------


--------------------------------------------------------------------------------
                                                                            F-19

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15   Geographic          The Company had sales in the following geographic areas
     Sales               approximately as follows:
     Information

                           Year              United States         Other
                           ----            -----------------------------------

                           2000            $     4,998,000    $         953,000
                           1999            $     6,083,000    $       1,518,000



16.  Stock Options       The Company has a stock option plan (the Option  Plan),
     and Warrants        which  allows a  maximum  of  5,000,000  options  to be
                         granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures.
                         The options may be immediately exercisable or may vest over time as determined by the Board of Directors.
                         However, the maximum term of an option may not exceed five years.

                         Information regarding the stock options and warrants is summarized below:


                                       Number of
                           --------------------------------   Price Per
                               Options         Warrants         Share
                           ------------------------------------------------

Outstanding at
December 31, 1998                 3,082,455         935,080  $  .20 to 3.00
  Granted                         1,612,000         458,750     .25 to  .50
  Exercised                         (19,334)              -             .37
  Forfeited                        (486,277)              -     .37 to 3.00
                           ------------------------------------------------

Outstanding at
December 31, 1999                 4,188,844       1,393,830     .20 to 3.00
  Granted                         1,070,000         198,750     .20 to  .65
  Forfeited                      (1,182,557)        (46,580)    .20 to 3.00
                           ------------------------------------------------

Outstanding at
December 31, 2000                 4,076,287       1,546,000  $  .20 to 1.45
                           ------------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-20

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Stock-Based         The Company has adopted the disclosure  only provisions
     Compensation        of Statement of Financial  Accounting  Standards (SFAS)
                         No. 123,  "Accounting  for  Stock-Based  Compensation."
                         Accordingly,   no   compensation   expense   has   been
                         recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below :

                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Net income (loss) - as reported             $      (2,322,350)  $       450,223
Net loss - pro forma                        $      (2,396,220)  $    (1,611,640)
Diluted income (loss) per share -
  as reported                               $            (.08)  $           .02
Diluted loss per share - pro forma          $            (.09)  $          (.06)
                                            ------------------------------------

                         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       December 31,
                                            -----------------------------------
                                                   2000             1999
                                            -----------------------------------

Expected dividend yield                     $               -   $            -
Expected stock price volatility                           257%             232%
Risk-free interest rate                                     6%               6%
Expected life of options                         2 to 10 years    5 to 10 years
                                            -----------------------------------


                         The weighted average fair value of each option granted during 2000 and 1999 are $.21 and $.53, respectively.


--------------------------------------------------------------------------------
                                                                            F-21

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Stock-Based         The following table summarizes  information about stock
     Compensation        options and warrants outstanding at December 31, 2000:
     Continued

                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                           Remaining       Weighted                  Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$ .20 to  .37   3,704,393      5.05       $  0.33     2,724,676     $    0.33
  .50 to 1.45   1,917,894      4.08           .77     1,825,712           .78
--------------------------------------------------------------------------------

$ .20 to 1.45   5,622,287      4.66       $   .47     4,550,388     $     .51
--------------------------------------------------------------------------------



18.  Commitments         Operating Leases
                         The Company is obligated under certain noncancellable operating leases for rental of office and manufacturing space. Total lease expense for the years ended December
                         31, 2000 and 1999, was approximately $107,000 and $267,000, respectively. Future minimum lease payments under noncancellable operating leases are due through May 2001 and total approximately $53,000.

                         Royalty Agreement
                         The Company has entered into a license agreement which grants the Company the right to include certain software in its medical device product. Under the agreement, the Company is obligated to pay $28 for each unit produced. During the years ended December 31, 2000 and 1999 royalties expense related to this agreement totaled approximately $10,000 and $20,000, respectively.


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


--------------------------------------------------------------------------------
                                                                            F-22

                                                         BIOMERIDIAN CORPORATION

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Fair Value of       The Company's  financial  instruments  consist of cash,
     Financial           receivables,  Investments, payables, and notes payable.
     Instruments         The carrying  amount of cash,  receivables and payables
                         approximates  fair  value  because  of  the  short-term
                         nature  of  these  items.   The   carrying   amount  of
                         investment   approximates   fair  value  based  on  the
                         approximate liquidation value of the entity which the shares represent. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

 20. Recent              SFAS No. 133, Accounting for Derivative Instruments and
     Accounting          Hedging Activities, was issued in June 1998 and amended
     Pronounce-          by SFAS No. 138, issued in June 2000. The  requirements
     ments               of SFAS No. 133, as amended,  will be effective for the
                         Company  in  the  first  quarter  of  the  fiscal  year
                         beginning  January 1, 2001.  The  standard  establishes
                         accounting  and  reporting   standards  for  derivative
                         instruments embedded in other contracts and for hedging
                         activities.  Under the standard, certain contracts that
                         were not formerly  considered  derivatives may now meet
                         the  definition  of  a  derivative.   The  Company  has
                         determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

                         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------
                                                                            F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, ROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS:

         The table below sets forth the name, age and positions or offices of each director and executive officer of BioMeridian and its subsidiaries. The Board of Directors of the Company also serve as the Board of Directors of BioMeridian. Each director of the Company will serve until the next annual meeting of the shareholders and until his successor is duly elected and qualified.


-------------------------------------- ------ ----------------------------------
                Name                    Age               Position
-------------------------------------- ------ ----------------------------------
William A. Fresh                        72    Chairman of the Board
-------------------------------------- ------ ----------------------------------
Reginald Hughes                         56    Director
-------------------------------------- ------ ----------------------------------
Darwin D. Millet                        48    Director and President
-------------------------------------- ------ ----------------------------------
Elmo Gruwell                            54    Director
-------------------------------------- ------ ----------------------------------
Irving Monclova                         69    Director
-------------------------------------- ------ ----------------------------------
Mark Seethaler                          44    Secretary, Vice President, a
                                              nd Chief Financial Officer
-------------------------------------- ------ ----------------------------------
Douglas Horne                           37    Vice President
-------------------------------------- ------ ----------------------------------
Stephen William Fresh                   47    Vice President
-------------------------------------- ------ ----------------------------------
Joe Galloway                            61    Vice President
-------------------------------------- ------ ----------------------------------


         William A. Fresh co-founded the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since its incorporation in June of 1989. He was co-founder, Chairman of the Board and Chief Executive Officer for Fresh Test Technology Corporation, a designer and manufacturer of probe cards in interface test technology for the semiconductor industry. Fresh Test Technology Corporation was acquired by Cerprobe Corporation in April 1995. Since the acquisition, he has served as a director of Cerprobe Corporation. Between 1996 and 1998, Mr. Fresh served on the Board of Directors of Sento Technical Innovation Corporation, a publicly-held outsourced services and training company. Mr. Fresh is currently Chairman, President, and owner of Orem Tek Development Corporation, a consulting and business park development corporation. He also currently serves as Chairman of the Board and a senior consultant to Browz.com.

         Reginald Hughes was first elected to serve as a director of the Company in 1996. From 1981 to 1994, he served in various capacities with Eyring Corporation, a technology firm located in Provo, Utah, specializing in defense contracting. While with Eyring, Mr. Hughes was promoted to the positions of Director and Vice President of Finance. Prior to joining Eyring Corporation, Mr. Hughes had a successful career as a hospital administrator.

         Darwin D. Millet has served as a director of the Company since 1994. He has, in the past, served as President and Chief Executive Officer of Satellite Image Systems, Inc. ("SIS"), a wholly owned subsidiary of BioMeridian. From 1994 to 1998, Mr. Millet engineered the turn-around of SIS from a firm losing $1 million annually on sales of $400,000 to a profitable firm with total booked sales of $15 million. The primary business of SIS is processing healthcare claim forms for the nation's largest healthcare plans. Prior to joining BioMeridian,

Mr. Millet served as Executive Vice President of Deals.com, an Internet mass merchandiser that he helped grow from a concept to a "going concern". Mr. Millet also served for nine years as Senior Vice President and Chief Financial Officer of Layton Construction Company, Inc. where he developed the strategic plans and participated in growing the firm from $15 million to a $100 million concern. Mr. Millet is a Certified Public Accountant with "Big 5" CPA experience, and holds a MBA from Brigham Young University.

         Elmo Gruwell has served as a director of the Company since November 2000. Dr. Gruwell, a Board Certified Emergency Medicine Specialist, has served as the Chair of the Department of Emergency Medicine at Utah Valley Regional Medical Center in Provo, Utah, where he oversees a staff of 17 physicians.

         Irving Monclova has served as a director of the Company since August 1998. Mr. Monclova began his career in the military. He had tours in Europe, Korea, Republic of Vietnam, Panama and Puerto Rico. He culminated his military career as Commander of readiness programs of the reserve forces. In 1982, he joined Serv-Air, Inc. In 1989, he was promoted to Vice President of Operations and Maintenance and transferred to Headquarters, Serv-Air, Inc., Greenville, Texas. In January 1993, he was promoted to the position of Vice President and Chief of Special Operations Programs.

         Mark Seethaler joined the Company in October 2000 as the Vice President and Chief Financial Officer. Mr. Seethaler has over 20 years experience managing shareholder, banking, insurance and audit relations. Prior to BioMeridian, Mr. Seethaler served as a Finance Manager with Intel Corporation and as Vice
President and Chief Financial Officer of Dayna Communications, Inc. for approximately 12 years. He holds a B.S. degree in Accounting from Brigham Young University and is a Certified Public Accountant.

         Douglas Horne joined the Company in June 2000 as the Vice President of Marketing and Product Development. Mr. Horne came to BioMeridian from Laser Medical, he founded while attending the University of Utah. Laser Medical's goal was to provide health care practitioners greater access to very expensive laser technology and modern advances in surgical techniques. While President of Laser Medical, Mr. Horne grew the company from an annual income of $25,000 in 1992, its first year of operation, to $800,000 for year 1999. Mr. Horne assisted in providing entrepreneurial leadership, negotiating rental contracts, and implementing marketing strategies and assisted in training of professionals, and employees in the applications and techniques involved with laser surgery. He has a Bachelor of Science in Biology from the University of Utah.

         Stephen William Fresh joined the Company in November 1997 as the Managing Director of International Sales. Prior to that time, he served as the Director of Worldwide Marketing for Sento Corporation. He has more than 20 years of sales and marketing management experience with technology companies and he now serves as the Company's Vice President of International Sales.

         Joe Galloway has served as the Company's Vice President of Business Relations & Compliance since 1997. He was a cofounder of BioSource. Prior to that, he served as a member of the Artificial Heart Research team, Salt Lake City, Utah as a senior technician specialist. He also served as the supervisor of the test department at Evans and Sutherland. Mr. Galloway has a degree in electronic technology.

COMMITTEES AND MEETINGS:

         The Board of Directors met seven (7) times during the 2000 fiscal year. Each of the directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

         The Board of Directors maintains standing Audit and Compensation Committees. The members of the Audit Committee are William A. Fresh and Darwin Millet. The Committee met once time during the fiscal year ended December 31, 2000. Its functions are 1) to review and approve the selection of, and all services performed by, the Company's independent auditor; 2) to review the Company's internal controls; and 3) to review accounting and financial controls of the Company.

         The members of the Compensation Committee are William A. Fresh and Irving Monclova. The Committee met four (4) times during the fiscal year ended December 31, 2000. Its functions are to determine and approve compensation arrangements for executive officers of the Company and to oversee any stock option, stock award or other employee benefit plan or arrangement established by the Board of Directors for the benefit of executive officers, management and employees of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING:

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Common Stock, to file with the U.S. Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the Common Stock and other securities from which shares of the Common Stock may be derived. Such directors, officers and 10% owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that the following report was not filed on a timely basis: A Form 3 for Elmo Gruwell, a director of the Company, to report his ownership of the Company's securities at the time of his appointment as a director, was due on December 21, 2000, but was not filed until January 10, 2001.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE:

         The  compensation  of William A. Fresh,  the Company's  Chief Executive
Officer, and Darwin D. Millet, the Company's President of BioMeridian International, (the "named executive officers") is shown in the following tables. No other executive officers received compensation in excess of $100,000 in the year ending December 31, 2000.


-------------------------------------- ------------------------------------- ---------------------
                                                                                  Long-term
                                              Annual Compensation               Compensation
-------------------------------------- ------------------------------------- ---------------------
                                                                   Other
                                                                  Annual          Securities
Name & Principal Position     Year        Salary       Bonus    Compensation   Underlying Options
------------------------- ------------ ----------- ----------- ------------- ---------------------
William A. Fresh, CEO         2000               0           0             0                     0
------------------------- ------------ ----------- ----------- ------------- ---------------------
                              1999               0           0             0                     0
------------------------- ------------ ----------- ----------- ------------- ---------------------
                              1998               0           0             0               150,000
------------------------- ------------ ----------- ----------- ------------- ---------------------
Darwin D. Millet 1            2000         120,000           0             0               150,000
------------------------- ------------ ----------- ----------- ------------- ---------------------
                              1999          35,000           0             0               300,000
------------------------- ------------ ----------- ----------- ------------- ---------------------
                              1998               0           0             0
------------------------- ------------ ----------- ----------- ------------- ---------------------

Option Grants in Last Fiscal Year

         The following table sets forth the options granted by the Company to the "named executive officers" in the last fiscal year. The Company did not grant options to William A. Fresh in the year ending December 31, 2000.


--------------------------- ---------------- ------------------- ----------------- --------------------
                                              Percent of Options
                                                Granted to
                              Number of         Employees in       Exercise Price
 Name & Principal Position  Options Granted     Fiscal Year         per share        Expiration Date
-------------------------- ----------------- ------------------- ----------------- --------------------

Darwin D. Millet                  100,000          14.0%             $ .35             Aug 2007
President                          50,000                            $ .20             Dec 2007
-------------------------- ----------------- ------------------- ----------------- --------------------


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of options to acquire shares of the common stock held by the "named executive officers" on December 31, 2000.


-------------------------- ----------------------------------------- ----------------------------------------
                                                                        Value of Unexercised In-the-Money
 Name & Principal Position Number of Unexercised Options @ FYE 2000           Options @ FYE 2000 B
-------------------------- ----------------------------------------- ----------------------------------------
                             Unexercisable         Exercisable          Unexercisable         Exercisable
-------------------------- --------------------- ------------------- --------------------- ------------------

William A. Fresh                    0                  400,000                   $0                 $0
-------------------------- --------------------- ------------------- --------------------- ------------------
Darwin D. Millet              436,028                   33,972                   $0                 $0
------------------------- --------------------- ------------------- --------------------- -------------------


         DIRECTOR COMPENSATION: Directors of the Company are currently paid no fee for their service on the Board of Directors. Directors are also not currently paid a fee for attendance at board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists the number of shares of the Company's common stock beneficially owned as of December 31, 2000 by each person known by the Company to be the beneficial owner of more than five percent (5%) of the common

--------------------

(A) This individual began employment with the Company in July 1999 and currently receives the annual salary indicated.

(B) Calculated based on the difference between the exercise price and the price of a share of the Company's common stock on December 31, 2000.

stock, by each director of the Company, by the Company's Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth have been computed based on 32,634,177 shares, which is the number of shares of the common stock outstanding plus exercisable warrants and options held by officers and directors, excluding treasury shares held by the Company, outstanding as of December 31, 2000.

--------------------------------------------------------------------------------
                                    Beneficial Ownership as of December 31, 2000
----------------------------------    ----------------   ----------------------
                                                           Percentage of class
Name & Address of Beneficial Owner    Number of shares       outstanding
----------------------------------    ----------------   ----------------------
William A. Fresh                         11,751,413(C)            36.0%
176 Emeraud Drive
St. George, Utah  84770
----------------------------------    ---------------    ----------------------
Reginald Hughes                             409,633(D)             1.3%
1482 East 920 South
Provo, Utah  84606
----------------------------------    ----------------   ----------------------
Darwin D. Millet                            242,306(E)              .7%
12090 South Woodridge Road
Sandy, Utah  84124
----------------------------------    ----------------   ----------------------
Irving Monclova                             298,500(F)              .9%
1064 Heather Gate Court
Lexington, KY  40511
----------------------------------    ----------------   ----------------------
Elmo Gruwell                                  1,370(G)              .0%
207 West 185 South
Orem, UT  84058
----------------------------------    ----------------   ----------------------
Ballard Investments                       1,812,453(H)             5.6%
2726 East Wasatch Drive #20
Salt Lake City, Utah 84147
----------------------------------    ----------------   ----------------------
Richard I. Winwood                        3,643,198(I)            11.2%
7069 S. Highland Drive, Suite 102
Salt Lake City, Utah 84121
----------------------------------    ----------------   ----------------------
All officers and directors as a
group (9 persons)                        13,203,617               40.5%
----------------------------------    ----------------   ----------------------



---------------------
(C) Includes 5,281,000 shares held by WAF Investment Company, a Utah limited partnership, of which Mr. Fresh is a general partner; 1,133,332 shares held by Reva Luana Fresh, Mr. Fresh's spouse; 50,000 shares held by the William A. and Reva Luana Fresh Family Living Trust; 645,237 shares held by William A. and Reva Luana Fresh Charitable Remainder Trust, 60,000 shares held in trusts in which Reva Luana Fresh is the custodian; 75,000 shares held in a trust in which Mr. Fresh is the custodian; 316,667 shares held by Orem Tek Development, a Utah limited partnership, of which Mr. Fresh is a general partner; 990,142 shares issuable upon the exercise of currently exercisable warrants and 400,000 shares issuable upon presently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REVOLVING LINE OF CREDIT GUARANTEES:

         As of December 1, 2000, the Company entered into both a 48-month amortizing term loan and a revolving line-of-credit agreement. The amortizing term loan originated with a principal balance of $1,300,000, an interest rate equal to the prime rate, plus .5% (initial rate of 10.00%), and monthly principal and interest payments of $33,000 commencing January 1, 2001. The revolving line of credit was established with a principal borrowing limit of $200,000, an interest rate of prime, plus .5% (initial rate of 10.00%), monthly interest payments commencing January 1, 2001, and principal payable on demand or on December 1, 2001. This line of credit has been used to fund the operations of the company and as of December 31, 2000, had an outstanding balance of $181,826.

NOTES PAYABLE TO SHAREHOLDERS:

         During the year ended December 31, 2000 the Company borrowed a net amount of $1,607,899 from William A. Fresh, the Company's Chief Executive Officer, or from entities controlled by Mr. Fresh, under one $250,000 unsecured note payable agreement, one $192,899 unsecured note payable agreement, four separate $150,000 unsecured note payable agreements, three separate $100,000 unsecured note payable agreements, one $75,000 unsecured note payable agreement, three separate $50,000 unsecured note payable agreements, and one $40,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

         Effective July 31, 2000, $500,000 of related party notes payable were converted to common stock of the Company at 40 cents per share.

         Effective October 31, 2000, $500,000 of related party notes payable were converted to common stock of the Company at 30 cents per share.

         Effective October 31, 2000, the Company refinanced $537,899 of related party notes payable, from a demand note, to a note payable with a 2-year maturity.

         Effective December 31, 2000, the Company refinanced $160,000 of accrued consulting payable to a related party, from an accrued liability, to a note payable with a 2-year maturity.

         During the year ended December 31, 1999 the Company borrowed a net amount of $295,000 from William A. Fresh, the Company's Chief Executive Officer, or from entities controlled by Mr. Fresh, under two separate $100,000 unsecured note payable agreements, one $50,000 unsecured note payable agreement, one $30,000 unsecured note payable agreement, and one $15,000 unsecured note payable agreement. Each note payable bears interest at 12% and is payable upon demand.

         Effective March 31, 1999, $1,300,000 of related party notes payable were converted to common stock of the Company. In addition, accrued interest payable on related party notes payable of $11,033 was used by one related party to exercise warrants to purchase common stock.

-----------

(D) The amount includes 3,750 shares issuable upon the exercise of currently exercisable warrants and 913 shares issuable upon presently exercisable options.
(E) The amount includes 16,667 shares issuable upon the exercise of currently exercisable warrants and 33,972 shares issuable upon presently exercisable options.
(F) The amount includes 285,000 shares issuable upon presently exercisable options.
(G) The amount includes 1,370 shares issuable upon presently exercisable options.
(H) The amount includes 119,167 shares issuable upon the exercise of currently exercisable warrants. Craig Ballard, a general partner of Ballard Investments, has the power to vote the shares and to make investment decisions with respect to the shares on behalf of Ballard Investment.
(I) The amount includes 141,667 shares issuable upon the exercise of currently exercisable warrants.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: The following documents are furnished as exhibits to this Form 10-KSB.



--------   ----------------------------------------- -------------------- --------------------
S-B Item      Number of Options Granted                Incorporated by      Filed Herewith
Number                                                   Reference
--------   ----------------------------------------- -------------------- --------------------

   3-1     Articles of Incorporation of the Company         X (J)
--------   ----------------------------------------- -------------------- --------------------
   3-2     Bylaws of the Company                            X (K)
--------   ----------------------------------------- -------------------- --------------------
   3-3     Amendment to Articles of Incorporation           X (L)
           approved March 8, 1996
--------   ----------------------------------------- -------------------- --------------------
   3-4     Amendment to Articles of Incorporation           X (M)
           approved June 6, 1998
-------    ----------------------------------------- -------------------- --------------------
  21-1     Subsidiaries of the Company                                              X
-------    ----------------------------------------- -------------------- --------------------
  21-2     Business Loan Agreement                                                  X
-------    ----------------------------------------- -------------------- --------------------
  21-3     Promissory Note                                                          X
-------    ----------------------------------------- -------------------- --------------------


(b)      REPORTS ON FORM 8-K:

         The Company filed a report on Form 8-K dated November 22, 2000 on December 5, 2000 reporting the disposition of certain assets relating to BTI.





---------------

(J) This exhibit was filed with the Commission as an exhibit to the Company's Registration Statement on Form S-18, filed on September 20, 1989, and is incorporated herein by reference.
(K) This exhibit was filed previously with the Commission as an exhibit to the Company's Annual Report on From 10-KSB for the fiscal year ending December 31, 1992, filed on October 15, 1993.
(L) This exhibit was incorporated with the Company's Annual Report on Form 10-KSB for the year ended December 31, 19955 filed on March 29, 1996.
(M) This exhibit was incorporated with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on March 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOMERIDIAN CORPORATION


                                            By: /s/ William A. Fresh
                                                -----------------------
                                            William A. Fresh, Chairman & C.E.O.

                                            Date:  March 30, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Position                       Date
         ----                           --------                       ----

/s/ William A. Fresh                Chairman of the Board and     March 30, 2001
---------------------------         Chief Executive Officer
         William A. Fresh           (Principal Executive
                                    and Financial Officer)

/s/ Reginald Hughes                 Director                      March 30, 2001
---------------------------
         Reginal Hughes

/s/ Darwin D. Millet                Director                      March 30, 2001
---------------------------
         Darwin D. Millet

/s/ Irving Monclova                 Director                      March 30, 2001
---------------------------
         Irving Monclova

/s/ Elmo Gruwell                    Director                      March 30, 2001
---------------------------
         Elmo Gruwell

/s/ Mark Seethaler                  Chief Financial Officer       March 30, 2001
---------------------------         and Secretary (Principal
         Mark Seethaler             Accounting Officer)