Form 10QSB
period 2001-03-31
BIOMERIDAN CORP
filed 2001-05-15
CIK 855923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-18271


                             BIOMERIDIAN CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Utah                                          87-0467614
          ------                                         ----------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


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

Number of shares outstanding at March 31, 2001: 30,660,331 shares
Class:  Common Stock, $.0002 par value

Transitional Small Business Disclosure Format:  Yes _____   No __X___

                                   FORM 10-QSB

                       Financial Statements and Schedules
                             BioMeridian Corporation

                      For the Quarter Ended March 31, 2001

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                        --------------------------------
Item 1.  Financial Statements

         Condensed consolidated balance sheet for March 31, 2001              3

         Condensed consolidated statement of operations for
         the three months ended March 31, 2001 and 2000                       4

         Condensed statement of cash flows for the three
         months ended March 31, 2001 and 2000                                 5

         Notes to condensed consolidated financial statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


                           PART II - OTHER INFORMATION
                          -----------------------------
Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities                                               10

Item 3.  Defaults upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other information                                                   10

Item 6(a)         Exhibits                                                   10

Item 6(b)         Reports on Form 8-K                                        10

                           BIOMERIDIAN CORPORATION
                              AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheet


                                                                     31-Mar-01
                                   ASSETS                           (Unaudited)
                                                                    -----------
Current Assets:
 Accounts Receivable                                               $    835,681
 Investment in Securities                                             1,200,000
 Inventories                                                            152,997
 Prepaid Expenses                                                        10,825
 Other Current Assets                                                    26,813
                                                                   ------------
   Current Assets                                                     2,226,316
                                                                   ------------

 Property and Equipment, net                                            191,548
 Goodwill, net                                                          107,699
 Licenses & Technology, net                                              89,655
                                                                   ------------
   Total Assets                                                    $  2,615,218
                                                                   ============
                                 LIABILITIES

Current Liabilities:
 Cash Overdraft                                                    $     67,591
 Accounts Payable                                                       311,275
 Accrued Personnel Costs                                                 98,857
 Accrued Liabilities                                                    175,211
 Accrued Interest Payable                                               205,752
 Related Party Notes Payable                                            660,149
 Notes Payable                                                          151,826
 Current Portion of long-term debt                                      301,581
                                                                   ------------
   Current Liabilities                                                1,972,242

 Related Party Long-Term Debt                                           697,899
 Long-Term Debt                                                         962,374
                                                                   ------------
   Total Liabilities                                                  3,632,515
                                                                   ------------
                            STOCKHOLDERS' DEFICIT

 Common Stock, par value $.0002 per share;
   50,000,000 shares authorized, 30,660,331 shares
   issued and outstanding                                                 6,132
 Additional Paid-in Capital                                          15,385,709
 Accumulated Deficit                                                (16,409,138)
                                                                   ------------
   Total Stockholders' Deficit                                       (1,017,297)
                                                                   ------------
     Total Liabilities and Stockholders' Deficit                   $  2,615,218
                                                                   ============

                                BIOMERIDIAN CORPORATION
                                   AND SUBSIDIARIES

                    Condensed Consolidated Statement of Operations
                                      (Unaudited)

                                                Three Months        Three Months
                                                  Ended                 Ended
                                                 31-Mar-01            31-Mar-00
                                                ------------        ------------
 Net Sales                                        $1,383,833        $ 1,793,945
 Cost of Sales                                       244,393            268,855
                                                ------------        -----------
   Gross Margin                                    1,139,440          1,525,090

 Variable Selling Costs                              174,739            243,232
                                                ------------        ------------
   Contribution Margin                               964,701          1,281,858

Operating Expenses:
 Administration & Finance                            529,409            344,979
 Depreciation and Amortization                        45,315            171,347
 Customer Support                                     42,898             37,235
 Engineering & Development                            98,811             72,458
 Marketing                                           105,702             76,055
 Quality & Assurance                                  36,020             36,231
 Sales - Domestic                                    237,321            198,163
 Sales - International                                31,718             67,326
 Training & Education                                146,725            128,950
                                                ------------        -----------
    Total Operating Expenses                       1,273,919          1,132,744
                                                ------------        -----------
 Income/(Loss) from Operations:                     (309,218)           149,114

Other Income/(Expense):
 Other Income/(Expense):                             (11,000)            13,866
 Gain on Settlements                                  40,094                 -
 Gain on Sale of Bio-Origins                         474,069                 -
 Interest Expense                                    (85,228)          (123,392)
                                                ------------        -----------
                                                     417,935           (109,526)
                                                ------------        -----------
    Income before income taxes                       108,716             39,588
    Provision for income taxes                            -                  -
                                                ------------        ------------
    Net Income                                  $    108,716        $    39,588
                                                ============        ===========

 Net Income per share - basic and diluted               0.00               0.00
                                                ============        ===========

 Weighted average shares outstanding -
    basic and diluted                             30,660,331         27,474,997
                                                ============        ============

                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                          Three Months      Three Months
                                                                             Ended               Ended
                                                                           31-Mar-01         31-Mar-00
                                                                          -------------     -------------
Cash Flows from Operating Activities:
 Net Income                                                               $   108,717        $    39,588
 Adjustments to Reconcile Net Income
   to Net Cash (used in) provided by Operating Activities:
     Provision for Bad Debt                                                    77,479             10,000
     Gain on Settlements                                                      (40,094)                 -
     Depreciation and Amortization Expense                                     45,315            171,347
     (Gain)/Loss on sale of Bio-Origins                                      (474,069)                 -
 (Increase)/Decrease in:
   Accounts Receivable                                                        154,588           (375,365)
   Notes Receivable                                                                              774,921
   Inventory                                                                   (5,987)            45,355
   Prepaid Expenses                                                                 -            (16,752)
   Other Current Assets                                                        (5,500)           (13,300)
 Increase/(Decrease) in:
   Accounts Payable                                                          (151,500)          (224,346)
   Accrued Liabilities                                                         24,658             25,979
                                                                          -----------        -----------
 Net Cash Provided by/(Used in) Operating Activities                         (266,393)           437,427
                                                                          -----------        -----------
Cash Flows from Investing Activities:
 Purchase of Property & Equipment                                              (3,252)           (16,965)
 Proceeds from Sale of Bio-Origins                                            200,000                  -
                                                                          -----------        -----------
 Net Cash Provided by/(Used in) Investing Activities                          196,748            (16,965)
                                                                          -----------        -----------
Cash Flows from Financing Activities:
 Proceeds from cash over-draft                                                 67,591
 Proceeds from Related Party Notes                                            100,000            490,000
 Principal Payments on Related Party Notes                                          -           (212,000)
 Principal Payments on Notes Payable                                         (115,000)          (945,150)
 Principal Payments on Long-term Debt                                         (70,681)              (926)
                                                                          -----------        -----------
 Net Cash Used in Financing Activities:                                       (18,090)          (668,076)
                                                                          -----------        -----------
 Net Decrease in cash                                                         (87,735)          (247,614)

 Cash, Beginning of Period                                                     87,735            280,199
                                                                          -----------        -----------
 Cash, End of Period                                                      $         0        $    32,585
                                                                          ===========        ===========


                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                     31-Mar-01       31-Mar-00
Cash paid during the period for:                    ------------    ------------

 Interest                                           $    47,916     $   148,325
                                                    ===========     ===========

 Income Taxes                                       $         -     $         -
                                                    ===========     ===========

Non-cash Financing and Investing Activities:

         During the three months ended March 31, 2001, the Company reduced notes payable by $6,000 and accounts payable by $34,094. The Company recognized a gain on settlement in the amount of $40,094.

         During the three months ended March 31, 2001, the Company sold Bio-Origins, Inc. to the Chairman of the Board/CEO and a limited liability company owned by him. The purchaser paid the Company $200,000 in cash and assumed $250,000 of liabilities under two promissory notes made by the Company. The purchaser also assumed accrued liabilities of $23,750, trade payables totaling $3,259, and acquired property and equipment with a net book value of $2,940.

         During the three months ended March 31, 2000, the Company converted accrued interest payable to a shareholder and director to a note payable in the amount of $98,048.

                             BIOMERIDIAN CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. The unaudited condensed consolidated financial statements include the accounts of BioMeridian Corporation. (The "Company") and its wholly owned subsidiaries, BioMeridian International, Inc. ("BioMeridian") and Bio-Origins, Inc. ("Bio-Origins").

2. The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of quarterly results to be expected for the remainder of the year.

3. The amount of the basic income per share is based on the weighted average number of shares outstanding at March 31, 2001 and 2000, respectively. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

4. As of December 31, 2000, the Company entered into both a 48-month amortizing term loan and a revolving line-of-credit agreement. The amortizing term loan originated with a principal balance of $1,300,000, an interest rate equal to the prime rate, plus .5% (8.5% at March 31,
         2001), and monthly principal and interest payments of $33,000 commencing January 1, 2001. At March 31, 2001, the Company was not in compliance with certain covenants related to this note. However, the bank has agreed to waive the non-compliance. The revolving line of credit was established with a principal borrowing limit of $200,000, an interest rate of prime, plus .5% (8.5% at March 31, 2001), monthly interest payments commencing January 1, 2001, and principal payable on demand or on December 1, 2001. This line of credit has been used to fund the operations of the Company and as of March 31, 2001, had an outstanding balance of $81,826.

5. During the three months ended March 31, 2001, the Company sold substantially all of the assets of Bio-Origins, Inc. to the Company's Chairman of the Board and Chief Executive Officer and an LLC owned by him. The purchaser paid the Company $200,000 in cash and assumed $250,000 of debt plus accrued interest under two promissory notes made by the Company. The purchaser also assumed accrued liabilities and trade payables totaling $27,009. The acquisition was reported in Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2001.

6. During the three months ended March 31, 2001, the Company borrowed a net amount of $100,000 from the Company's Chief Executive Officer. The note payable bore interest at 12% and was extinguished as part of the sale of the Bio-Origins assets.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000.

The mission of BioMeridian Corporation is to develop and market state-of-the-art methods for delivering integrative healthcare to the marketplace. BioMeridian manufactures and sells the MSA/IMAG and BEST systems to healthcare practitioners throughout the world. This equipment is used to assess stress and assist healthcare practitioners in the analysis and treatment of certain conditions. If stress or imbalance is detected in a patient, the systems assist the practitioner in recommending a course of treatment or therapy to alleviate the stress or to restore balance to the body's meridian systems. BioMeridian also provides training classes and support services for health care practitioners that utilize these systems. The MSA/IMAG system is registered with the U.S. Food and Drug Administration as a stress-monitoring device.

For the three months ended March 31, 2001, the Company achieved sales revenues of $1,383,833, which resulted in net income of $108,717 compared with sales revenues of $1,793,945, which resulted in net income of $39,588 for the three months ended March 31, 2000. Fifty-seven percent (57%) of this decrease in sales of $410,112 is attributable to a reduced number of BTA units sold in 2001. The remaining decline is principally attributable to reduced MSA units sold into the international marketplace. Contribution margin for the three months ended March 31, 2001 totaled $964,701 or 70% of sales as compared with $1,281,858 or 71% of sales for the same period in the prior year. Operating costs totaled $1,273,919 and operating loss amounted to $309,218 during the three months ended March 31, 2001 compared with $1,132,744 of operating expenses and $149,114 of operating profit during the prior year. During the three months ended March 31, 2001, the Company had increased expenditures for marketing and product development by approximately $56,000 as compared to the same period in the prior year. Beyond these operating comparisons, the improvement in net income during the three months ended March 31, 2001 was due primarily to $474,069 in gain booked as a result of the sale of substantially all of the assets of Bio-Origins, Inc., a wholly-owned subsidiary of the Company, to a limited liability company owned by the Company's Chairman of the Board and Chief Executive Officer and to the Chairman/CEO personally.

Liquidity and Capital Resources

As of December 31, 2000, the Company entered into both a 48-month amortizing term loan and a revolving line-of-credit agreement. The amortizing term loan originated with a principal balance of $1,300,000, an interest rate equal to the prime rate, plus .5% (8.5% at March 31, 2001), and monthly principal and interest payments of $33,000 commencing January 1, 2001. The revolving line of credit was established with a principal borrowing limit of $200,000, an interest rate of prime, plus .5% (8.5% at March 31, 2001), monthly interest payments commencing January 1, 2001, and principal payable on demand or on December 1, 2001. This line of credit has been used to fund the operations of the company and as of March 31, 2001, had an outstanding balance of $81,826.

During the three months ended March 31, 2001, the Company borrowed a net amount of $100,000 from the Company's Chief Executive Officer. The note payable was extinguished as part of the sale of the Bio-Origins assets.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings:

In November 2000, the Company was informed by a letter of a competitors' counsel that the Company should 'cease and desist' in the production and sale of certain of its devices. Believing that the Company has a valid and enforceable license to market the devices in question, the Company filed suit against the competitor on December 5, 2000. The competitor has responded and filed counterclaims and the process is moving forward without a clear indication of the outcome at this time. The Company believes it possesses a valid right to produce and market the devices, and intends to aggressively pursue its rights in the litigation.

Item 2.  Changes in Securities:     None.

Item 3.  Defaults upon Senior Securities:   None.

Item 4.  Submission of Matters to a Vote of Security Holders: None.

Item 5.  Other information: None.

Item 6.  Exhibits and Reports on Form 8-K

A Current Report on Form 8-K, which reported the sale of the assets of Bio-Origins, Inc., was filed on April 13, 2001.

SIGNATURES

1. In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


2.                                       BIOMERIDIAN CORPORATION
3.                                       -----------------------
4.                                            (Registrant)




5.       \s\William A. Fresh                                      May 15, 2001
6.       ------------------------                                 ------------
7.       William A. Fresh                                             Date
8.       Chairman and Chief Executive Officer